Form 10QSB
period 2001-09-30
FUEL CENTERS INC
filed 2001-11-14
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                           ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

Commission File Number: 000-33321

                               Fuel Centers, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0967648
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       9323 Vista Serena, Cypress, California 90630
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 220.1806
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 6,005,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------








                               FUEL CENTERS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                               FUEL CENTERS, INC.
                          (a development stage company)

                                    CONTENTS





                                                                           PAGE
                                                                           ----
Financial Statements (Unaudited)

     Balance Sheet                                                          1

     Statements of Operations                                               2

     Statements of Changes in Stockholders' Equity                          3

     Statements of Cash Flows                                               4

     Notes to Financial Statements                                          5

                               FUEL CENTERS, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                          $       7,170
   Other current assets                                                    ---
                                                                 -------------

    Total current assets                                                 7,170

Other assets                                                               ---
                                                                 -------------

    Total assets                                                 $       7,170
                                                                 =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $       1,035
                                                                 -------------

    Total current liabilities                                            1,035
                                                                 -------------

Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                               ---
                                                                 -------------
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,005,000                         6,005
    Additional paid-in capital                                          19,295
    Deficit accumulated during the development stage                   (19,165)
                                                                 -------------

       Total stockholders' equity                                        6,135
                                                                 -------------

          Total liabilities and stockholders' equity             $       7,170
                                                                 =============





                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                       APRIL 9, 2001
                                                             THREE MONTHS ENDED        (INCEPTION) -
                                                             SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                             ------------------      ------------------
Revenues
   Consulting fees                                                $        ---            $        ---
    Less: returns and allowances                                           ---                     ---
                                                                  ------------            ------------

         Net revenues                                                      ---                     ---

Operating expenses
   Consulting services                                                     ---                   3,550
   Legal and professional fees                                           4,683                  13,365
   Occupancy                                                               605                   1,150
   Office supplies and expense                                             945                   1,100
                                                                  ------------            ------------

    Total operating expenses                                             6,233                  19,165
                                                                  ------------            ------------

Loss from operations                                                    (6,233)                (19,165)
                                                                  ------------            ------------

Provision for income tax expense (benefit)                                 ---                     ---
                                                                  ------------            ------------

Net loss/Comprehensive loss                                       $     (6,233)           $    (19,165)
                                                                  ============            ============
Net loss/comprehensive loss per common share ---
   basic and diluted                                              $       (---)           $       (---)
                                                                  ============            ============

Weighted average of common shares --- basic and diluted              6,005,000               5,570,165
                                                                  ============            ============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              APRIL 9, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                             Common Stock             Additional
                                        -------------------------       Paid-In       Accumulated
                                         Shares          Amount          Capital          Deficit             Total
                                     -------------   -------------   -------------    ------------       -------------
Balance, April 9, 2001                         ---   $         ---   $         ---    $        ---       $         ---

Issuance of common stock,
  April 10, 2001                         5,050,000           5,050             ---             ---               5,050

Issuance of common stock,
  June 17, 2001                             25,000              25             475             ---                 500

Issuance of common stock,
  June 28, 2001                            930,000             930          17,670             ---              18,600

Cost of occupancy
  contributed by officer                       ---             ---             545             ---                 545

Net loss/comprehensive loss                    ---             ---             ---         (12,932)            (12,932)
                                      ------------   -------------   -------------    ------------       -------------

Balance, June 30, 2001                   6,005,000           6,005          18,690         (12,932)             11,763
                                     -------------   -------------   -------------    ------------       -------------
Cost of occupancy
  contributed by officer                       ---             ---             605             ---                 605

Net loss/comprehensive loss                    ---             ---             ---          (6,233)             (6,233)
                                     -------------   -------------   -------------    ------------       -------------

Balance, September 30, 2001              6,005,000   $       6,005   $      19,295    $    (19,165)      $       6,135
                                     =============   =============   =============    ============       =============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   APRIL 9, 2001
                                                                         THREE MONTHS ENDED        (INCEPTION) -
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                         -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $         (6,233)       $       (19,165)
   Adjustments  to  reconcile  net loss to net cash used by  operating activities
    Cost of consulting services paid with common stock
                                                                                        ---                 3,550
    Cost of legal services paid with common stock
                                                                                        ---                 1,500
    Occupancy cost contributed by officer
                                                                                        605                 1,150
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable
         and accrued expenses                                                        (6,182)                1,035
                                                                           ----------------       ---------------

          Net cash used by operating activities                                     (11,810)              (11,930)
                                                                           ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    ---                   ---
                                                                           ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               ---                19,100
                                                                           ----------------       ---------------

          Net cash provided by financing activities                                     ---                19,100
                                                                           ----------------       ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      (11,810)                 7,170

CASH AND CASH EQUIVALENTS, beginning of period                                       18,980                   ---
                                                                           ----------------       ---------------

CASH AND CASH EQUIVALENTS, end of period                                   $          7,170       $         7,170
                                                                           ================       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW   INFORMATION
    Income taxes paid                                                      $            ---       $           ---
                                                                           ================       ===============
    Interest paid                                                          $            ---       $           ---
                                                                           ================       ===============





                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

           Fuel Centers, Inc. (the "Company") is a business consulting firm that specializes in strategy and development of high-volume, multi-revenue source, and retail fuel service stations for the oil and petroleum industry. The Company is headquartered in Cypress, California.

NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 and from April 9, 2001 (inception) through September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's registration statement filing on Form SB-2.

NOTE 3 - COMMON STOCK

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to an officer and founder for consulting services and 1,500,000 shares of its common stock to various individuals for legal services rendered in connection with the initial organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties. These amounts are shown in the accompanying statement of operations for the period April 9, 2001 (inception) through June 30, 2001 and the consulting services performed by the officer and founder are considered additional contributions of capital by the Company.

         On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on June 11, 2001, the Company issued 955,000 shares of its common stock at $0.02 per share for a total of $19,100 from June 17th - June 30th 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 3.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three months ended September 30, 2001 and from April 9, 2001 (inception) through September 30, 2001 and are considered additional contributions of capital by the officer and the Company.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a new business that has generated no significant revenues to date. We began operations in April 2001. We offer a full range of business consulting services in the retail automobile fueling industry. We provide advice and assistance on issues related to business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations." Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intend to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to individuals who wish to establish a fueling facility. Many newly established retail fueling centers are being developed as Superstations due to external and internal pressures to meet the competitive demands of the marketplace, increase profitability and comply with increasing government regulation. We anticipate that a majority of our revenue will be derived from fees paid by clients for our advice, services and business development products. We intend to consult with clients and assist them in understanding customer dynamics, optimizing the economics of their business, and structuring their organizations, processes and systems to achieve their strategic goals and maximize their value. In addition to our consulting services, we may develop, own and operate Superstations.

For the three month ended September 30, 2001.
---------------------------------------------

Liquidity and Capital Resources. We had cash of $7,170 as of September 30, 2001. Our total assets were approximately $7,170 as of September 30, 2001. Our total liabilities were approximately $1,035 as of September 30, 2001, all of which were represented by accounts payable.

Results of Operations.

Revenues. From our inception in April 2001 through September 30, 2001, we have not realized any revenues. We hope to generate revenues in the next twelve months.

Operating Expenses. For the three months ended September 30, 2001, our total expenses were approximately $6,233. The majority of those expenses were represented by legal and professional fees of $4,683. For the quarter ended September 30, 2001, we experienced a net loss of approximately $6,233.

Our Plan of Operation for the Next Twelve Months. We have not yet generated any significant revenues from operations. In our opinion, to effectuate our business plan in the next twelve months, the following events must occur:

1. We must continue to market our consulting services and obtain consulting agreements. We have provided proposed consulting service contracts to several new client candidates, although none of those agreements have been executed. Based on our meetings and discussions with potential clients including those to whom we have forwarded proposed consulting service contracts, we believe that some of those potential clients will retain us to provide consulting services. We cannot guaranty, however, that any of the prospective clients will utilize our services.

2. We must attend meetings with petroleum industry professionals and develop relationships with those professionals. We believe that major oil company executives can provide lists of properties considered surplus along with the name of client candidates, which they believe may benefit from our services. Within three to six months, we hope to have information on several additional properties considered surplus by major oil companies.

3. We must develop relationships with business brokers who advertise locations for sale in newspapers and trade journals as well as real estate brokers who list properties for sale. We believe that such relationships will become sources for referrals. Within six to nine months, we hope to developed relationships with several brokers who will be sources of referrals.

4. We must develop our website for use as a marketing tool to inform and persuade customers to use our services. Within six to nine months, we hope to develop our website to provide relevant information.

5. We must seek joint venture partners for our development of Superstations. We will seek partners who are willing to contribute capital for the development of Superstations and we will furnish the deal making and operational expertise. During the next twelve months, we want to develop relationships with potential joint venture partners.

Since our inception, we have marketed our services to owners and operators of retail fueling stations. Based on our meetings and discussions with those potential clients, including those to whom we have forwarded proposed consulting service contracts, we hope to generate revenues in the second quarter of 2002. Our belief is also based on the discussions that we have had with petroleum industry professionals. Our plan of operation is materially dependent on our ability to generate revenues. Any revenues generated will be used to expand our operations. There is no guaranty we will be able to generate significant revenues.

We had cash of $7,170 as at September 30, 2001. In our opinion, available funds will satisfy our working capital requirements through February 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Fuel Centers, Inc.,
                                              a Nevada corporation

November 14, 2001                    By:      /s/  John R. Muellerleile
                                              ---------------------------------
                                              John R. Muellerleile
                                     Its:     Chief ExecutiveOfficer, President,
                                              Secretary, Director