Form 10KSB
period 2001-12-31
FUEL CENTERS INC
filed 2002-03-29
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                      -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number: 000-33321

                               Fuel Centers, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)
Nevada                                                               33-0967648
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9323 Vista Serena, Cypress, California                                   90630
-------------------------------------------------------------------- ---------
(Address of principal executive offices)                              (Zip Code)

                                 (714) 220-1806
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:


 Title of each class registered:     Name of each exchange on which registered:
 -------------------------------     ------------------------------------------

               None                                     None
               ----                                     ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (X) Yes   ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year. $9,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2002, approximately $0.

As of March 28, 2002, there were 6,000,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                       ( ) Yes         (X) No

                                     PART I

Item 1. Description of Business.
-------------------------------

Our Background. We were incorporated in Nevada on April 9, 2001.

Our Business. We are a new business that has generated only $9,000 in revenues to date. We intend to offer a full range of business consulting services in the retail automobile fueling industry. We anticipate that we will offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations". Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intend to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties who are not currently engaged in the retail sale of motor fuel but wish to establish fueling facilities. Many newly established retail fueling centers are being developed as Superstations due to external and internal pressures to meet the competitive demands of the marketplace, increase profitability and comply with increasing government regulation. For example, underground fuel storage tanks and lines face significant regulation by the state of California to reduce the soil and groundwater contamination caused by leaks. To eliminate the cost of continuing to adapt to increasing and changing regulation, we propose entombment of the underground systems in concrete, which will cost at least $200,000 per location. We believe that such additional cost can only be accommodated by high revenue fuel centers such as a Superstation. In addition, California and other states have mandated that the fuels sold in each particular state be formulated differently. Producing those unique formulations limits the supply to the production capacity of the refineries in those states. As a result, when the refineries are temporarily closed for maintenance procedures, shortages occur because refined product cannot be shipped from other states. Such closures strains industry production and results in shortages at retail fuel centers. We believe that Superstations's high revenues and volume can justify the cost of adding additional underground fuel storage tanks and fuel inventory, which will reduce the likelihood of those shortages at the consumer level.

A majority of our revenue will be derived from fees paid by clients for our advice, services and business development products. We intend to consult with clients and assist them in understanding customer dynamics, optimizing the economics of their business, and structuring their organizations, processes and systems to achieve their strategic goals and maximize their value.

In addition to our consulting services, we may develop, own and operate our own Superstations. Several retail fuel centers, which have been identified by us, are available for purchase. In addition, we believe that a significant number of retail fuel centers will become available due to the current divestiture plans of Tosco-Phillips, Shell, Chevron-Texaco and Exxon Mobil. However, we do not have the capital to satisfy the down payment requirements necessary to acquire those retail fuel centers.

We have provided proposed consulting service contracts to several new client candidates, although none of those agreements have been executed. We have also attended several meetings with petroleum industry professionals. Based on our meetings and discussions those professionals and potential clients including those to whom we have forwarded proposed consulting service contracts, we believe that we will generate revenues in the fourth quarter of 2001.

During the next twelve months, we intend to accept consulting cases which are offered to us. If we acquire the necessary equity capital, we intend to acquire existing operating businesses and develop our own Superstations. We do not anticipate that we will have any conflicts of interests with clients because clients that hire us as consultants usually have the target acquisition identified and secured by a letter of intent or purchase agreement. If clients do not have a target identified and we identify one for them in their specified site search area, then we will offer the target location to the client. We will only consider the location for our own account if the client rejects the location.

Our Industry. The following discussion concerning our industry is based solely on the belief of our president who has been involved in the oil and gas industry since 1964, including 23 years experience as an executive employee of Mobil Oil Corporation.

We believe the retail petroleum industry has always been and will continue to be controlled by suppliers of automotive fuels, the fully integrated multinational oil companies, such as Exxon Mobil. For decades, multinational oil companies looked upon the retail petroleum business as simply a necessary evil with which to contend in order to sell the end product generated by their profitable "upstream" components such as exploration and production, transportation, and refining. We believe the gas and oil crises of the 1970s caused the multinational oil companies to reevaluate the retail end of the business because consumers began noticing what their standard operating procedures had been and started questioning their routine business practices. As oil executives focused their attention on the retail portion of the petroleum industry, it became clear that there was over saturation in the downstream retail operations in each marketplace, especially in the densely populated key markets.

As a result, we believe multinational oil companies undertook the following activities:

       o While stabilizing crude oil sources by entering into long-term supply agreements with the Middle Eastern oil producing countries, they took measures to undermine the Organization of Petroleum Exporting Countries (OPEC), thus diminishing its ability to abruptly disturb the flow of raw materials.
       o They commissioned the building of supertankers and placed them in service among all deep-water ports.
       o Refineries were upgraded to enable them to process various types of crude oil. Over time, those refineries not located in reasonable proximity to the above mentioned deep-water ports were divested.
       o The market place was systematically consolidated. Thousands of gas stations across the nation simply disappeared. Simultaneously, consumers were taught to pump their own gas via a price discount inducement which, eventually, also disappeared.

We believe that the industry has changed significantly from twenty years ago. While multinational oil companies continue to consolidate, even to the extent that they are merging with each other, relatively small, independent owner-operators dominate the retail petroleum business. In the large metropolitan key markets, we believe that the multinational oil companies have taken steps to secure control of a strategic number of prime locations making them company operations where it owns or leases the land, owns the improvements and operates the business. Currently, company operations amount to far fewer than the thirty percent level targeted for this type of unit. The sweeping majority of retail units are "dealer" operated via three party or two party arrangements. Where the oil company still controls the land and improvements, it leases the land and improvements to a dealer who owns and operates the business. These are called three party units because the oil company, acting as two parties in its roles as landlord and supplier, combines with the dealer as tenant thus comprising a three party arrangement. Where the oil company does not control the land and improvements, the arrangement is considered to be one between two parties.

While three party dealers are still in the overwhelming majority within key metropolitan markets, we believe their long-term viability is very much in doubt since they are seriously handicapped on many fronts, including:

       o Multinational oil companies control the land and improvements and may increase the rent at will since leases normally expire every three years or may simply declare the unit "uneconomic", non-renew the dealer lease and sell the property. When this occurs, the dealer's business goodwill becomes worthless.
       o The land parcel is usually undersized compared to the 35,000 to 60,000 square feet required to develop a modern, new, fully competitive facility. Therefore, even though federal law requires that the incumbent dealer be given the first right of refusal when the oil company sells the land, the undersized land parcel will significantly hinder the dealer's ability to survive if the dealer exercises the option without acquiring the necessary additional adjacent land, assuming the adjacent land is available.
       o Encroachment by new two party competition will eventually make it impossible for the dealer to compete effectively and win the loyalty of enough customers to enable him to remain in business.

Burdened by ever-increasing costs of doing business and the inability to compete and win new customers, we believe that the three party dealer arrangement faces a difficult future and possible extinction in the years ahead. Conversely, we believe that the future appears promising for two party dealers, especially for those wise enough to upsize their land parcel sufficiently to accommodate multiple profit centers thereby reducing the critical reliance upon cash flow from the sale of gasoline to sustain economic viability.

Some dealers have adjusted to changing conditions to embrace the two party arrangement. Currently, after five or more years of experiment, the new breed of two party dealer has fashioned a multi-phase marketing system which offers its customers a combination of products and service at value prices in a neat, clean, attractively landscaped, spacious, well lit and safe "one stop shopping" environment which dominates the trade area into which the concept is introduced. As a result, significantly increased volumes through each profit center combine to create significantly increased cash flows through the project as a whole. Appropriately, these two-party units have become known as Superstations.

We believe that the multinational oil companies are very supportive of the Superstation concept. However, after having spent the last two decades simplifying their "downstream" retail operations, the multinational oil companies are opposed to creating Superstation units for their own account because they are content to supply high-priced wholesale product into underground tanks which they do not own and therefore have no liability. Moreover, their brand is positioned within a $3-$5 million development in which they have almost zero dollars invested.

The Superstation Concept. Superstations are enhanced one-stop shopping experiences in well-lit, clean, safe and convenient locations. While the majority of Superstation retail revenues are derived from the sale of gasoline, Superstations also provide a variety of merchandise and other services designed to meet the non-fuel needs of customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. Products and services offered at each Superstation vary according to the area's demographic make-up and may include ancillary products and services such as propane fuel, food service, car wash and detail services, car maintenance, ATM and check-cashing services, dry cleaning and laundry services, in addition to traditional products and services offered by convenience stores. We believe that convenience stores present significant additional profit opportunities based upon their strategic locations in high traffic areas.

Store interiors range from 600 to 2,800 square feet of retail space and typically provide gasoline consoles with controls and a variety of convenience store merchandise such as tobacco products, beer, wine, soft drinks, coffee, snacks, dairy products and baked goods. Superstations generally have lighted canopies that extend over the multi-pump fuel islands to provide added security and protection from the elements for customers and employees.

Superstations are open seven days a week, 24 hours a day, and emphasize convenience to the customer through location, merchandise selection, and service. The Superstations sell groceries, tobacco products, take-out foods and beverages including alcoholic beverages where local laws permit, dairy products, and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids and magazines. Food service in the Superstation will vary from pre-packaged sandwiches and fountain drinks to full quick service restaurants, and some may have limited in-store seating.

Fuel Suppliers. Two party Superstation owners must negotiate with wholesale fuel suppliers to for their motor fuel inventory, identity, credit card other proprietary items at their locations. The actual sale of the motor fuel to the public is conducted by the operators of the Superstations pursuant to gas-only store contracts that generally obligate the supplier to provide the motor fuel inventory, while the store operators agree to collection and remittance procedures. Superstation owners may be compensated in the form of negotiated rebates or competitive allowances based on the volume of fuel sold. The gas-only store supply contract usually grants the oil company the right of first refusal to purchase the Superstation if it is ever offered for sale.

Our Business Strategy. Increasingly, the competitive advantage in retail fuel consulting will be gained by those consulting firms like ours, which:

       o     are able to marshal the necessary expertise and resources to offer comprehensive skill sets and packaged solutions to clients;
       o     have the vision, strength and consistency to advise clients along the entire service continuum, from strategy to selection to implementation to operation;
       o offer the flexibility to meet the challenges of the rapidly evolving retail fuel market; and
       o have assets to bring total solutions including offerings which address the clients' need for market expansion and capital replacement.

Our Marketing Strategy. We market our services to parties who own or wish to own retail fuel centers, which include existing owner-operators with expansion plans and service providers associated with Superstations, such as attorneys, accountants, real estate developers and architects. We also intend to develop relationships with business brokers who regularly advertise locations for sale in newspapers and trade journals. We believe that those business brokers as well as real estate brokers who list properties for sale will become sources of referrals. In addition, we believe that referrals will be generated from trade associations such as the 76 Marketers Alliance which was formed to negotiate with Tosco-Phillips for the purchase of the land beneath existing 76 brand gas stations.

A variety of business development and marketing channels are used to communicate directly with current and prospective clients, including on-site presentations, industry seminars and industry-specific articles. After we have established a client base, we expect a significant portion of our future business to arise from prior client contracts. Our clients may expand the scope of their initial contracts to include complementary activities such as site acquisition, facilities layout and design analysis, profit center research and analysis, competitive survey report, negotiation services, coordination of city redevelopment activities and other types of activities.

If we develop our own Superstations, our market strategy will generally emphasize national brands value priced at sites possessing high vehicular car counts or very low competition. Due to the geographic distribution of our proposed stores and the variety of trade names under which they may operate, the use of advertising will be limited to location signage, point-of-sale promotional materials, local newspaper and billboard advertising, and locally distributed flyers. Branded locations often have higher fuel sales volumes, in gallons, than non-branded outlets due to the advertising and promotional activities of the respective oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales also tends to increase merchandise sales volumes. However, the fuel purchased for a branded location is usually more expensive than fuel purchased for an unbranded location.

Our Growth Strategy. Our ability to generate internal growth will be affected by, among other factors, our success in:

       o expanding the range of services we offer to customers to address their evolving needs. In order to accomplish this strategy, we believe it is necessary to develop additional relationships with petroleum industry professionals and develop new relationships with new client candidates. We believe the time frame to accomplish this strategy is six to eighteen months.
       o attracting new customers. We need to develop relationships with all types of petroleum industry professionals so that we can increase our customer base. We believe the time frame to accomplish this strategy is six to twelve months.
       o increasing the number of projects performed for existing customers. If we provide high quality services for clients that we develop, we believe the number of projects for those clients will increase. We believe the time frame to accomplish this strategy is three to six months.
       o hiring, training, and retaining employees. We intend to work only with staff that possesses experience and training. We believe the time frame to accomplish this strategy is three to six months.
       o opening our own facilities. We will seek partners who are willing to contribute capital for the development of Superstations and we will furnish the deal making and operational expertise. We believe the time frame to develop relationships with those potential joint venture partners is twelve months.
       o expanding our service areas. In order to expand our service areas, we need to generate significant revenues and develop additional relationships with petroleum industry professionals in other areas. We believe the time frame to accomplish this strategy is twelve to twenty four months.
       o reducing operating and overhead expenses. We intend to continue using resources provided by our officers and directors, such as office space. We believe the time frame to accomplish this strategy is three months.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Our Competition. The principal methods of competition in business development consulting include the quality and types of services and products that the consultant provides its clients and their cost. The changing business environment has also produced an evolving range of strategic and operating options for fuel retailers and marketers, many of which are unfamiliar with an industry that had long operated under a direct operation and control of the oil supplier. In response, independent fuel retailers are formulating and implementing new strategies and tactics, including developing ancillary products and services, re-inventing the convenience store image and engaging in target marketing programs. We believe that fuel retailers or those interested in entering the fuel retail market will continue to turn to outside consultants to assist in this vast array of initiatives because outside consultants are better equipped to deal with the ever evolving fuel retail market and are capable of developing better solutions more quickly and cost-effectively. By employing outside expertise, fuel retailers can often improve their ability to compete by more rapidly deploying new processes. In strategic consulting services, we may compete with nationally and internationally with consulting firms, and specialty consulting firms and the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP and Arthur Andersen & Company.

In addition to our consulting services, we may develop, own and operate our own Superstations. Many of the principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies will be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain refined oil in times of shortages. Certain larger competitors have refineries that are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The principal competitive factors affecting our retail marketing operations are locations of stores, product price, pay-at-the-pump capability, the quality, appearance and cleanliness of stores and brand identification. Competition from large integrated oil companies is expected to continue.

Government Regulation. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general our consulting activities are not subject to licensing or other regulatory requirements. However, in the event that that we develop our own retail fuel centers, we may be responsible for the investigation and clean up of contamination resulting from our operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, we may be engaged in various investigations and, where necessary, remediation of soils and ground water relating to discharges and other releases of petroleum, petroleum products and wastes. These regulations primarily affect our principal business of retail fuel sales and ancillary services concerning such as a carwash and car maintenance and repair. We anticipate however that substantial capital investments will be required in order to maintain compliance with federal, state and local regulations, including new Environmental Protection Agency regulations regarding low sulfur gasoline.

In addition, underground fuel storage tanks and lines face significant regulation by the state of California to reduce the soil and groundwater contamination caused by leaks. Further, California and other states have mandated that the fuels sold in each particular state be formulated differently.

Our Website www.fuelcenters.com. Our current website provides a general description of our services and our address, telephone number and e-mail address. If we generate revenues, we intend to further develop the website to market our products and services. If we generate significant revenues, we plan to expand and design our website to function as a community for our clients. A community website allows interaction and exchange of information between our clients. For example, our proposed community website would allow our clients to interact regarding new government regulation and compliance, experiences with the major oil companies and gasoline suppliers and economic news and trends affecting the oil industry. Our proposed community website could be developed to allow users to interact with and obtain advice from other users.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

       o     these agreements will not be breached;
       o     we would have adequate remedies for any breach; or
       o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain name www.fuelcenters.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe upon or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 28, 2002, we had one full time and one part time employee. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements.

Facilities. Our headquarters are located at 9323 Vista Serena, Cypress, California 90630. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.

Property held by us. As of the date specified in the following table, we held the following property:

==================================== ===============================
         Property                          December 31, 2001
------------------------------------ -------------------------------
          Cash                                   $12,637
==================================== ===============================

Our Facilities. Our headquarters are located at 9323 Vista Serena, Cypress, California 90630. Jack Muellerleile, our president, secretary and one of our directors, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Muellerleile does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

In November 2001, our registration statement on Form SB-2 to register 2,405,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty seven. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

       o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
       o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
       o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
       o     a toll-free telephone number for inquiries on disciplinary actions;
       o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
       o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

       o     the bid and offer quotations for the penny stock;
       o the compensation of the broker-dealer and its salesperson in the transaction;
       o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
       o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $12,637 as of December 31, 2001. Our total current assets were $12,637 as of December 31, 2001. We have no other property or assets. We believe that our available cash is sufficient to pay our day-to-day expenditures.

Our total current liabilities were $2,535 as of December 31, 2001, which is represented by accounts payable and accrued expenses. As of December 31, 2001, we had no other commitments or contingencies.

Results of Operations.

Revenues. For the period from our inception on April 9, 2001 through December 31, 2001, we realized revenues of $9,000 from consulting fees that we provided. We hope to increase our revenues by increasing our customer base. Unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the period from our inception on April 9, 2001 through December 31, 2001, our total operating expenses were $29,467. Those expenses were represented by $3,550 in consulting services, $21,952 in legal and professional fees, and $3,965 in office expenses. For the period from our inception on April 9, 2001 through December 31, 2001, we experienced a net loss of $20,467.

Our Plan of Operation for the Next Twelve Months. We have only generated $9,000 in revenues from our operations. In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

1. We must continue to market our consulting services and obtain consulting agreements. We have provided proposed consulting service contracts to several new client candidates, although none of those agreements have been executed. Based on our meetings and discussions with potential clients including those to whom we have forwarded proposed consulting service contracts, we believe that some of those potential clients will retain us to provide consulting services. Within three to six months, we should be providing consulting services to multiple clients.

2. We must continue to attend meetings with petroleum industry professionals and develop relationships with those professionals. We believe that major oil company executives can provide lists of properties considered surplus along with the name of the client candidate, which they believe may benefit from our services. Within three to six months, we should have knowledge of several additional properties considered surplus by major oil companies.

3. We must develop relationships with business brokers who advertise locations for sale in newspapers and trade journals as well as real estate brokers who list properties for sale. We believe that those brokers will become sources of referrals. Within six to nine months, we should have developed relationships with several brokers who will be sources of referrals.

4. We must develop our website for use as a marketing tool to inform and persuade customers to engage our services. Within six to nine months, we should have developed our website to provide information about our services as well as our beliefs about the industry.

5. We must seek joint venture partners for our development of Superstations. We will seek partners who are willing to contribute capital for the development of Superstations and we will furnish the deal making and operational expertise. During the next twelve months, we want to develop relationships with potential joint venture partners.

Since our inception, we have marketed our services to owners and operators of retail fueling stations who we believe are potential clients. After forwarding consulting service proposals to potential clients, we have obtained some initial contracts and began generating revenues in the fourth quarter of 2002. Our belief that we will engage additional clients is based on the discussions that we have had with petroleum industry professionals. Our plan of operation is materially dependent on our ability to generate revenues. Any additional revenues generated will be used to expand our operations.

We have cash of $12,637 as of December 31, 2001. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


Item 7.  Financial Statements
------------------------------



                               FUEL CENTERS, INC.

                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                               FUEL CENTERS, INC.


                                    CONTENTS




                                                                         PAGE
                                                                         ----

Independent Auditor's Report                                              12

Financial Statements

     Balance Sheet                                                        13

     Statement of Operations                                              14

     Statement of Changes in Stockholders' Equity                         15

     Statement of Cash Flows                                              16

     Notes to Financial Statements                                     17 - 19

                          Independent Auditor's Report



To the Stockholders of
Fuel Centers, Inc.


         I have audited the accompanying balance sheet of Fuel Centers, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period April 9, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Centers, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the period April 9, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.




                                      /s/ Quintanilla
                                      A Professional Accountancy Corporation
                                      Irvine, California


                                      February 12, 2002

                               FUEL CENTERS, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
                                     ------
Current assets
    Cash                                                        $        12,637
    Other current assets                                                    ---
                                                                  -------------
       Total current assets                                              12,637

Other assets                                                                ---
                                                                  -------------
          Total assets                                          $        12,637
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
    Accounts payable and accrued expenses                       $         2,535
                                                                 --------------
       Total current liabilities                                          2,535

Contingencies

Stockholders' Equity
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0                                    ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,005,000                          6,005
    Additional paid-in capital                                           24,564
    Accumulated deficit                                                 (20,467)
                                                                  -------------
       Total stockholders' equity                                        10,102
                                                                  -------------
          Total liabilities and stockholders' equity             $       12,637
                                                                  =============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.


                             STATEMENT OF OPERATIONS

               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Revenues
    Consulting fees                                           $           9,000
    Less: returns and allowances                                            ---
                                                               ----------------
       Net revenues                                                       9,000

Operating expenses
    Consulting services                                                   3,550
    Legal and professional fees                                          21,952
    Office expense                                                        3,965
                                                               ----------------
       Total operating expenses                                          29,467
                                                               ----------------
Loss from operations                                                    (20,467)

Provision for income tax expense (benefit)                                  ---
                                                               ----------------
Net loss/Comprehensive loss                                   $         (20,467)
                                                               ================
Net income per common share-- basic and diluted               $             ---
                                                               ================
Weighted average of common shares-- basic and diluted                 5,721,340
                                                               ================





                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                       Common Stock             Additional
                                       ------------                Paid-In         Accumulated
                                   Shares          Amount          Capital            deficit             Total
                                ------------     ----------      ----------      -------------       ----------
Balance, April 9, 2001                   ---    $       ---     $       ---     $          ---      $       ---

Issuance of common stock,
  April 10, 2001                   5,050,000          5,050             ---                ---            5,050

Issuance of common stock,
  June 17, 2001                       25,000             25             475                ---              500

Issuance of common stock,
  June 28, 2001                      930,000            930          17,670                ---           18,600

Cost of occupancy
  contributed by officer                 ---            ---           1,755                ---            1,755

Cost of legal fees
  contributed by officer                 ---            ---           4,664                ---            4,664

Net loss/Comprehensive loss              ---            ---             ---            (20,467)         (20,467)
                                ------------     ----------      ----------      -------------       ----------
Balance, December 31, 2001         6,005,000    $     6,005     $    24,564     $      (20,467)     $    10,102
                                ============     ==========      ==========      =============       ==========





                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.


                             STATEMENT OF CASH FLOWS

                     APRIL 9, 2001 THROUGH DECEMBER 31, 2001



Cash flows from operating activities
    Net loss                                                    $     (20,467)
    Adjustments to reconcile net loss to net cash
    used in operating activities
       Cost of consulting services paid with common stock               3,550
       Cost of legal services paid with common stock                    1,500
       Cost of legal services contributed by officer                    4,664
       Occupancy costs contributed by officer                           1,755
       Changes in operating assets and liabilities
          Increase in accounts payable and accrued expenses             2,535
                                                                  -----------
              Net cash used in operating activities                    (6,463)
                                                                  -----------
Cash flows from investing activities                                      ---
                                                                  -----------
              Net cash provided by investing activities                   ---

Cash flows from financing activities
    Proceeds from issuance of common stock                             19,100
                                                                  -----------
              Net cash provided by financing activities                19,100
                                                                  -----------
Net increase in cash                                                   12,637

Cash, beginning of period                                                 ---
                                                                  -----------
Cash, end of period                                             $      12,637
                                                                 ============
Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                           $         ---
                                                                 ============
    Interest paid                                               $         ---
                                                                 ============





                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Fuel Centers, Inc. (the "Company") was incorporated in the state of Nevada on April 9, 2001. The Company is business consulting firm that specializes in strategy and development of high-volume, multi-revenue source, retail fuel service stations for the automobile industry. The Company is headquartered in Cypress, California.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had no cash equivalents.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenue - The Company records revenues of its consulting services when they are complete, fee is fixed and determinable, and collectibility is reasonably assured. The Company will also provide an allowance for returns when experience is established.

         Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

         Comprehensive Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the statement of operations.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               FUEL CENTERS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 2 - CONTINGENCIES

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of $20,467 since inception through December 31, 2001.

         Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the presentation for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.


NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2001.



NOTE 4 - COMMON STOCK

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

                               FUEL CENTERS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $20,467, expiring 2021, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $3,000 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($3,000) has been provided for the deferred tax assets.



NOTE 6 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 4.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could disrupt our operations, reduce profits and hinder future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guaranty that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

========================== ================ ===================================
         Name                   Age             Position
-------------------------- ---------------- -----------------------------------
Jack Muellerleile                60         president, secretary, director
-------------------------- ---------------- -----------------------------------
K. John Shukur                   31         treasurer, director
========================== ================ ===================================

Jack Muellerleile. Mr. Muellerleile is our president, secretary and one of our directors since our inception. Mr. Muellerleile brings expertise and experience in commercial real estate, business brokerage, franchising and entrepreneurship and the oil business. From 1990 to the present, Mr. Muellerleile has been the owner of Site Location Solutions, a firm specializing in the petroleum, food service and entertainment industries. During the last ten years, he handled over 275 successful engagements acquiring a location or transaction in each target area, whether purchase, lease, or joint venture. Mr. Muellerleile is an expert in lease and purchase analyses and negotiations, major oil company management thinking and supply contracts and competitive allowances and restaurant and entertainment related transactions. Mr. Muellerleile enjoyed a distinguished 23-year career with Mobil Oil during which he held thirteen different positions culminating in responsibility for all real estate activities throughout the western two-thirds of the United States. He was responsible for the acquisition and retention, by lease or purchase, of thousands of properties, several hundred divestments, as well as numerous other business opportunity buy/sell agreements, lease renewals, exercise of options, market evaluations, competitive analyses and strategic decision making regarding wide-area distribution agreements. During the past five years, Mr. Muellerleile has specialized in Superstation developments that involve multiple profit centers and industry-leading revenues. Mr. Muellerleile earned his Bachelor of Science degree in business from University of Missouri in 1964. Mr. Muellerleile is not an officer or a director of any other reporting company.

K. John Shukur. Mr. Shukur is our Treasurer and one of our directors since June 2001. Mr. Shukur has significant experience in the retail food industry. From 1994 to the present, Mr. Shukur has been the operator of Samurai Harry's, a chain of Japanese-American food restaurants located in Southern California. Mr. Shukur earned his Bachelor of Science degree in Environmental Analysis and Design from University of California, Irvine in 1994. Mr. Shukur is not an officer or a director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================================== ======= ============= ============= ===================== =====================
Name and Principal Position          Year      Annual      Bonus ($)        Other Annual           All Other
                                             Salary ($)                   Compensation ($)        Compensation
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
Jack Muellerleile - president,      2001        None          None              None                  None
secretary
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
K. John Shukur - treasurer          2001        None          None              None                  None
=================================== ======= ============= ============= ===================== =====================

Compensation of Directors. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

Employment Contracts. We anticipate that we will enter into an employment agreement with Jack Muellerleile, although we do not currently know the terms of that employment agreement.

Stock Option Plan. We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ===================================== ================================= ======================
Title of Class          Name of Beneficial Owner                 Amount of Beneficial Owner        Percent of Class
----------------------- ------------------------------------- --------------------------------- ----------------------
Common Stock            Jack Muellerleile
                        9323 Vista Serena,                      3,550,000 shares, president,
                        Cypress, CA 90630                           secretary, director                 59.12%
----------------------- ------------------------------------- --------------------------------- ----------------------
Common Stock            K. John Shukur
                        5 Hidalgo                                50,000 shares, treasurer,
                        Rancho Santa Margarita, CA 92688                  director                      0.83%
----------------------- ------------------------------------- --------------------------------- ----------------------
Common Stock            Michael J. Muellerleile (1)
                        4100 Newport Place, Suite 830
                        Newport Beach, CA 92660                        400,000 shares                   6.66%
----------------------- ------------------------------------- --------------------------------- ----------------------
Common Stock            All directors and named executive
                        officers as a group                          3,600,000 shares                  59.95%
======================= ===================================== ================================= ======================
(1) Michael J. Muellerleile is an employee of MC Law Group, which serves as our legal counsel.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Jack Muellerleile, our president, secretary, and one of our directors, is the father of Michael J. Muellerleile, one of our shareholders and an employee of MC Law Group, which serves as our legal counsel.

Jack Muellerleile, our president, secretary and one of our directors, currently provides office space to us at no charge.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

       o     disclosing such transactions in prospectuses where required;
       o disclosing in any and all filings with the Securities and Exchange Commission, where required;
       o     obtaining disinterested directors consent; and
       o     obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on August 10, 2001.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on March 29, 2002.

                                   Fuel Centers, Inc.
                                   a Nevada corporation


                                   By:    /s/ Jack Muellerleile
                                          ------------------------------------
                                          Jack Muellerleile
                                   Its:   principal executive officer
                                          president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jack Muellerleile                                  March 29, 2002
         --------------------------------------------
         Jack Muellerleile
Its:     principal executive officer
         president, secretary and a director


By:      /s/ K. John Shukur                                     March 29, 2002
         --------------------------------------------
         K. John Shukur
Its:     principal accounting officer
         treasurer and a director