Form 10QSB
period 2002-03-31
FUEL CENTERS INC
filed 2002-05-13
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------   ----------------

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

                  9323 Vista Serena, Cypress, California 90630
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 220.1806
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 13, 2001, there were 6,005,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------






                               FUEL CENTERS, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                               FUEL CENTERS, INC.

                                    CONTENTS





                                                                        PAGE
                                                                        ----
Financial Statements (Unaudited)

     Balance Sheet                                                       4

     Statement of Operations                                             5

     Statement of Changes in Stockholders' Deficit                       6

     Statement of Cash Flows                                             7

     Notes to Financial Statements                                       8

                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                           $         939
   Other current assets                                                     ---
                                                                    -----------
    Total current assets                                                    939

Other assets                                                                ---
                                                                    -----------
         Total assets                                             $         939
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $       2,150
                                                                    -----------
    Total current liabilities                                             2,150

Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                                ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,005,000                          6,005
    Additional paid-in capital                                           25,204
    Accumulated deficit                                                 (32,420)
                                                                    -----------
       Total stockholders' deficit                                       (1,211)
                                                                    -----------
          Total liabilities and stockholders' deficit             $         939
                                                                    ===========




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF OPERATIONS

                                 MARCH 31, 2002

                                   (UNAUDITED)


Net revenues                                                       $        ---

Operating expenses
   Consulting services                                                    9,087
   Legal and professional fees
                                                                          1,175
   Occupancy
                                                                            605
   Office supplies and expense                                            1,086
                                                                    -----------
    Total operating expenses                                             11,953
                                                                    -----------
Loss from operations                                                    (11,953)
                                                                    -----------
Provision for income tax expense (benefit)                                  ---
                                                                    -----------
Net loss/Comprehensive loss                                        $    (11,953)
                                                                    ===========
Net loss/comprehensive loss per common share --- basic
and diluted                                                        $        ---
                                                                    ===========
Weighted average of common shares --- basic and diluted               6,005,000
                                                                    ===========








                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                APRIL 9, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)

                                             Common Stock              Additional
                                     ----------------------------        Paid-In       Accumulated
                                         Shares          Amount         Capital          Deficit             Total
                                     -------------    -----------     -----------     -----------        -------------
Balance, April 9, 2001                         ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  April 10, 2001                         5,050,000          5,050             ---             ---               5,050

Issuance of common stock,
  June 17, 2001                             25,000             25             475             ---                 500

Issuance of common stock,
  June 28, 2001                            930,000            930          17,670             ---              18,600

Cost of occupancy
  contributed by officer                       ---            ---           1,755             ---               1,755

Cost of legal fees
  contributed by officer                       ---            ---           4,664             ---               4,664

Net loss/comprehensive loss                    ---            ---             ---         (20,467)            (20,467)
                                     -------------    -----------     -----------     -----------        -------------
Balance, December 31, 2001               6,005,000          6,005          24,564         (20,467)             10,102
                                     -------------    -----------     -----------     -----------        -------------
Cost of occupancy
  contributed by officer                       ---            ---             605             ---                 605

Cost of office supplies
  contributed by officer                       ---            ---              35             ---                  35

Net loss/comprehensive loss                    ---            ---             ---         (11,953)            (11,953)
                                     -------------    -----------     -----------     -----------        -------------
Balance, March 31, 2002                  6,005,000    $     6,005     $    25,204     $   (32,420)        $    (1,211)
                                     =============    ===========     ===========     ===========        =============







                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                 MARCH 31, 2002

                                   (UNAUDITED)


Cash flows from operating activities
   Net loss                                                      $      (11,953)
   Adjustments to reconcile net loss to net cash
   used in operating activities
    Expenses paid by officer                                                 35
    Occupancy cost contributed by officer                                   605
    Changes in operating assets and liabilities
       Decrease in accounts payable and accrued expenses                   (385)
                                                                   ------------
          Net cash used by operating activities                         (11,698)

Cash flows from investing activities                                        ---
                                                                   ------------
          Net cash used by investing activities                             ---

Cash flows from financing activities                                        ---
                                                                   ------------
          Net cash provided by financing activities                         ---
                                                                   ------------
Net decrease in cash                                                    (11,698)

Cash, beginning of period                                                12,637
                                                                   ------------
Cash, end of period                                              $          939
                                                                   ============
Supplemental disclosure of cash flow information
    Income taxes paid                                            $          ---
                                                                   ============
    Interest paid                                                $          ---
                                                                   ============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

           Fuel Centers, Inc. (the "Company") is a business consulting firm that specializes in strategy and development of high-volume, multi-revenue source, and retail fuel service stations for the oil and petroleum industry. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Cypress, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 3.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three months ended March 31, 2002 and are considered additional contributions of capital by the officer and the Company.

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

Liquidity and Capital Resources. We had cash of $939 as of March 31, 2002. Our total assets were $939 as of March 31, 2002. We have no other property or assets. Our total current liabilities were $2,150 as of March 31, 2002, which is represented by accounts payable and accrued expenses. As of March 31, 2002, we had no other commitments or contingencies.

Results of Operations.

Revenues. For the three month period ending March 31, 2002, we realized no revenues from providing consulting services. We hope to increase our revenues by increasing our customer base.

Operating Expenses. For three month period ending March 31, 2002, our total operating expenses were $11,953. Those expenses were represented by $9,087 in consulting services, $1,175 in legal and professional fees, and $605 in occupancy expenses and $1,086 in office supplies expenses. For the three month period ending March 31, 2002, we experienced a net loss of $11,953.

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

We have cash of $939 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements through May 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

Item 1. Legal Proceedings.
--------------------------
None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Fuel Centers, Inc.,
                                           a Nevada corporation



May 13, 2001                      By:      /s/ John R. Muellerleile
                                           -----------------------------------
                                           John R. Muellerleile
                                           Chief Executive Officer, President,
                                           Secretary, Director