Form 10QSB
period 2002-06-30
FUEL CENTERS INC
filed 2002-08-19
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                          --------------    ------------------

Commission File Number: 000-33321

                               Fuel Centers, Inc.
                               -------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2002, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                           $         324
   Prepaid expenses                                                      37,711
   Interest receivable                                                    1,753
   8% convertible note receivable                                     2,000,000
                                                                  -------------

    Total current assets                                              2,039,788

Other assets                                                                ---
                                                                  -------------

         Total assets                                             $   2,039,788
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $     16,110
                                                                  ------------

    Total current liabilities                                           16,110

8% convertible notes payable                                         2,041,000
                                                                  ------------

         Total liabilities                                           2,057,110

Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares-- 5,000,000
           Issued and outstanding share-- 0                                ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 12,550,450                        6,005
    Additional paid-in capital                                          25,809
    Accumulated deficit                                                (49,136)
                                                                 -------------

       Total stockholders' deficit                                     (17,322)
                                                                 -------------

          Total liabilities and stockholders' deficit            $   2,039,788
                                                                 =============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                                THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                ---------------------------                -------------------------
                                                2002                 2001                 2002                 2001
                                                ----                 ----                 ----                 ----
Net revenues                                   $         ---        $         ---       $          ---       $          ---

Operating expenses
   Consulting services                                   ---                3,550                9,087                3,550
   Legal and professional fees                        15,710                8,682               16,885                8,682
   Occupancy                                             605                  545                1,210                  545
   Office supplies and expense                           366                  155                1,451                  155
                                                ------------         ------------        -------------        -------------
    Total operating expenses                          16,681               12,932               28,633               12,932

Other income/(expense)
   Interest income                                     1,753                  ---                1,753                  ---
   Interest expense                                   (1,789)                 ---               (1,789)                 ---
                                                ------------         ------------        -------------        -------------

    Total other income/(expense)                         (36)                 ---                  (36)                 ---
                                                ------------         ------------        -------------        -------------
Loss from operations                                 (16,717)             (12,932)             (28,669)             (12,932)

Provision for income tax expense
(benefit)                                                ---                  ---                  ---                  ---
                                                ------------         ------------        -------------        -------------
Net loss/comprehensive loss                    $     (16,717)       $     (12,932)      $      (28,669)      $      (12,932)
                                               =============        =============        =============        =============

Net loss/comprehensive loss per common
share --- basic and diluted
                                               $         ---        $          ---      $          ---       $          ---
                                               =============        =============        =============        =============

Weighted average of common shares ---
basic and diluted                                  6,437,000            5,080,000            6,222,000            5,080,000
                                               =============         ============        =============        =============






                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                 APRIL 9, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)



                                             Common Stock             Additional
                                             ------------                Paid-In       Accumulated
                                         Shares         Amount          Capital         Deficit          Total
                                      -----------    -----------      -----------      -----------   -----------
Balance, April 9, 2001                        ---    $       ---      $       ---      $       ---   $       ---

Issuance of common stock,
  April 10, 2001                        5,050,000          5,050              ---              ---         5,050

Issuance of common stock,
  June 17, 2001                            25,000             25              475              ---           500

Issuance of common stock,
  June 28, 2001                           930,000            930           17,670              ---        18,600

Cost of occupancy
  contributed by officer                      ---            ---              545              ---           545

Net loss/comprehensive loss                   ---                             ---          (12,932)      (12,932)
                                      -----------    -----------      -----------      -----------   -----------

Balance, June 30, 2001                  6,005,000          6,005           18,690          (12,932)       11,763
                                      -----------    -----------      -----------      -----------   -----------

Cost of occupancy
  contributed by officer                      ---            ---            1,210              ---         1,210

Cost of legal fees
  contributed by officer                      ---            ---            4,664              ---         4,664

Net loss/comprehensive loss                   ---                             ---           (7,535)       (7,535)
                                      -----------    -----------      -----------      -----------   -----------

Balance, December 31, 2001              6,005,000          6,005           24,564          (20,467)       10,102
                                      -----------    -----------      -----------      -----------   -----------

Cost of occupancy
  contributed by officer                      ---            ---            1,210              ---         1,210

Cost of office supplies
  contributed by officer                      ---            ---               35              ---            35

Issuance of 2.09:1 forward
  common stock split,
    June 24, 2002                       6,545,450            930           17,670              ---        18,600

Net loss/comprehensive loss                   ---            ---              ---          (28,669)      (28,669)
                                      -----------    -----------      -----------      -----------   -----------

Balance, June 30, 2002                  6,005,000    $     6,005      $    25,809      $   (49,136)  $   (17,322)
                                      ===========    ===========      ===========      ===========   ===========




                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                  JUNE 30, 2002

                                   (UNAUDITED)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         2002                  2001
                                                                         ----                  ----
Cash flows from operating activities
   Net loss                                                        $       (28,669)         $      (12,932)
   Adjustments to reconcile net loss to net cash used in
      operating activities
    Cost of consulting services paid with common stock                         ---                   3,550
    Cost of legal services paid with common stock                              ---                   1,500
    Occupancy cost contributed by officer                                    1,210                     545
    Computer expense contributed by officer                                     35                     ---
    Changes in operating assets and liabilities
       (Increase) in prepaid expenses                                      (37,711)                    ---
          (Increase) in interest receivable                                 (1,753)                    ---
          Increase in accounts payable and accrued expenses                 11,786                   7,217
          Increase in interest payable                                       1,789                     ---
                                                                   ---------------          --------------

          Net cash used by operating activities                            (53,313)                   (120)

Cash flows from investing activities
     Payment in exchange of 8% convertible note receivable              (2,000,000)                    ---
                                                                   ----------------         --------------

          Net cash used by investing activities                         (2,000,000)                    ---

Cash flows from financing activities
    Proceeds from issuance of 8% convertible notes payable               2,041,000                     ---
    Proceeds from issuance of common stock                                     ---                  19,100
                                                                   ---------------          --------------

          Net cash provided by financing activities                      2,041,000                  19,100

Net increase (decrease) in cash                                            (12,313)                 18,980

Cash, beginning of period                                                   12,637                     ---
                                                                   ---------------          --------------

Cash, end of period                                                            324          $       18,980
                                                                   ===============          ==============

Supplemental disclosure of cash flow information
    Income taxes paid                                                          ---          $          ---
                                                                   ===============          ==============
    Interest paid                                                              ---          $          ---
                                                                   ===============          ==============




                 See accompanying notes to financial statements

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

         On June 17, 2002, the Company's board of directors declared a two and nine hundredths to one (2.09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 12,550,450 shares.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 3.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and six months ended June 30, 2002 and 2001 and are considered additional contributions of capital by the officer and the Company.


NOTE 5 - 8% CONVERTIBLE NOTE RECEIVABLE

         On June 26, 2002, the Company received a note from a Linsang Manufacturing, Inc., a Delaware corporation, ("LMI") for cash in the amount of $2,000,000. Per the terms of the note, the principal is due and payable on October 15, 2002 together with interest at the annual rate of 8% and is personally guaranteed by the chairman of the board of directors of LMI. If payment in full is not received by the due date, the Company maintains the right to convert its note into 800,000 shares of common stock of LMI at a per-share price of $2.50 through November 15, 2002.


NOTE 6 - 8% CONVERTIBLE NOTES PAYABLE

         On June 26, 2002, the Company received proceeds of $1,000,000 and $1,041,000, or $2,041,000 in the aggregate, for issuance of two (2) convertible notes payable to third party investors. Pursuant to the terms of the notes, the principal is due and payable on July 1, 2003 together with interest at the rate of 8% per year. The notes also contain automatic and voluntary conversion features that will provide the holders with "conversion units" equivalent to 2,000 shares of the Company's common stock plus a warrant to purchase up to 1,667 additional shares of common stock should the Company receive future financing. The total number of conversion units to the holders is to be determined by the dollar amount of additional financing secured by the Company of not less than $3,000,000 divided by the conversion unit price of $5.00 per unit.


NOTE 7 - LETTER OF INTENT

         On June 26, 2002, the Company entered into a Letter of Intent to acquire all of the outstanding common stock of Linsang Manufacturing, Inc., a Delaware corporation, ("LMI") in a tax-free reverse merger in exchange for 12,500,000 shares of common stock of the Company. The Letter of Intent is not legally binding on either party and the transaction will not close until a definitive agreement is reached; a private placement of the Company's common stock is completed; due diligence has been completed by both parties; and, LMI has fulfilled certain other contractual conditions.

Item 2.  Plan of Operation

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

We are a new business that has only generated minimal revenues to date. Our current business is to offer a full range of business consulting services in the retail automobile fueling industry. Our plan has been to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations". Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intended to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties who are not currently engaged in the retail sale of motor fuel but wish to establish fueling facilities. We anticipated that a majority of our revenue would be derived from fees paid by clients for our advice, services and business development products.

To date, we have not been successful in fully implementing our business plan due to lack of funds. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, on June 26, 2002, we entered into a Letter of Intent with Linsang Manufacturing, Inc., a Delaware corporation ("LMI") and certain of its shareholders wherein we would acquire LMI in exchange for shares of our common stock, and as part of the same transaction we would conduct a private placement of our equity securities, and LMI would acquire contracts other business entities that would bring a certain net value in revenues.

Liquidity and Capital Resources. We had cash of $324 as of June 30, 2002. Our total current assets as of June 30, 2002 were $2,039,788, of which $37,711 was represented by prepaid expenses, $1,753 was represented by interest receivable, and $2,000,000 was represented by an 8% convertible note receivable. Our total assets were $2,039,788 as of June 30, 2002. We have no other property or assets. Our total current liabilities were $16,111 as of June 30, 2002, which is represented by accounts payable and accrued expenses. Our total liabilities were $2,057,110, of which $2,041,000 was represented by 8% convertible notes payable. As of June 30, 2002, we had no other commitments or contingencies.

Results of Operations.

Revenues. For the six month period ending June 30, 2002, we realized no revenues from providing consulting services. If we are not able to complete the acquisition of LMI, we will attempt to generate revenues by engaging clients to utilize our consulting services.

Operating Expenses. For six month period ending June 30, 2002, our total operating expenses were $28,633. Those expenses were represented by $9,087 in consulting services, $16,885 in legal and professional fees, and $1,210 in occupancy expenses and $1,451 in office supplies expenses. For the six month period ending June 30, 2002, we experienced a net loss of $28,669. This is in comparison to the six month period ending June 30, 2001, where our total operating expenses were $12,932. That amount was represented by $3,550 in consulting services, $8,682 in legal and professional fees, and $545 in occupancy expenses and $155 in office supplies expenses. In connection with the acquisition of LMI, we anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. During the next several weeks, we hope to complete the transaction to acquire LMI as described herein. We cannot guaranty that we will acquire LMI or any other third party, or that in the event that we acquire LMI, this acquisition will increase the value of our common stock.

We had cash of $324 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through October 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. If we are not able to complete the acquisition of LMI as described, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. We are focusing our efforts on completing the acquisition of LMI. We do not anticipate that we will purchase or sell any significant equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

On June 17, 2002, we authorized a 2.09 to 1 split of our common stock by means of a dividend of 1.09 shares of common stock for each share of common stock for holders of record on June 21, 2001. As a result, we have 12,550,450 shares of common stock issued and outstanding.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Fuel Centers, Inc.,
                                             a Nevada corporation



August 19, 2002                    By:      /s/ John R. Muellerleile
                                             -----------------------------------
                                             John R. Muellerleile
                                             Chief Executive Officer, President,
                                             Secretary, Director

                                 CERTIFICATIONS

I, John R. Muellerleile, certify that:

1. I have read this quarterly report on Form 10-QSB of Fuel Centers, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                              By:      /s/ John R. Muellerleile
                                                       ------------------------
                                                       John R. Muellerleile
                                              Its:     Chief Executive Officer

                                 CERTIFICATIONS

I, K. John Shukur, certify that:

4. I have read this quarterly report on Form 10-QSB of Fuel Centers, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                             By:      /s/ K. John Shukur
                                                      ------------------------
                                                      K. John Shukur
                                             Its:     Chief Financial Officer