Form 10QSB
period 2002-09-30
FUEL CENTERS INC
filed 2002-11-19
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  ----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 19, 2002, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------





                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                           $         231
   Prepaid expenses                                                       7,880
   Interest receivable                                                   41,753
   8% convertible note receivable                                     2,000,000
                                                                  -------------

    Total current assets                                              2,049,864

Other assets                                                                ---
                                                                  -------------

         Total assets                                             $   2,049,864
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $      71,709
                                                                  -------------

    Total current liabilities                                            71,709

8% convertible notes payable                                          2,041,000

Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares-- 5,000,000
           Issued and outstanding share-- 0                                 ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 12,550,450                         6,005
    Additional paid-in capital                                           39,343
    Accumulated deficit                                                (108,193)
                                                                ---------------

       Total stockholders' deficit                                      (62,845)
                                                                ---------------

          Total liabilities and stockholders' deficit           $     2,049,864
                                                                ===============





                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------         ---------------------------------
                                                    2002                 2001                 2002                 2001
                                                ------------         ------------         ------------         ------------
Net revenues                                    $        ---         $        ---         $        ---         $        ---

Operating expenses
   Consulting services                                    18                  ---                9,104                3,550
   Legal and professional fees                        57,539                4,683               74,499               13,365
   Occupancy                                             605                  605                1,815                1,150
   Office supplies and expense                            75                  945                1,452                1,100
                                                ------------         ------------         ------------         ------------

    Total operating expenses                          58,237                6,233               86,870               19,165

Other income/(expense)
   Interest income                                    40,000                  ---               41,753                  ---
   Interest expense                                  (40,820)                 ---              (42,609)                 ---
                                                ------------         ------------         ------------         ------------

    Total other income/(expense)                        (820)                 ---                 (856)                 ---
                                                ------------         ------------         ------------         ------------

Loss from operations                                 (59,057)              (6,233)             (87,726)             (19,165)

Provision for income tax expense
(benefit)                                                ---                  ---                  ---                  ---
                                                ------------         ------------         ------------         ------------

Net loss/comprehensive loss                     $    (59,057)        $    (6,233)         $   (87,726)         $    (19,165)
                                                ============         ============         ============         ============

Net loss/comprehensive loss per common
share --- basic and diluted
                                                $        ---         $        ---         $        ---         $        ---
                                                ============         ============         ============         ============

Weighted average of common shares ---
basic and diluted                                 12,550,450            6,005,000            8,354,650            5,570,165
                                                ============         ============         ============         ============



                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

              APRIL 9, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                             Common Stock             Additional
                                             ------------               Paid-In       Accumulated
                                         Shares          Amount         Capital          Deficit            Total
                                       -----------    -----------     -----------     -----------        -----------
Balance, April 9, 2001                         ---    $       ---     $       ---     $       ---        $       ---

Issuance of common stock,
  April 10, 2001                         5,050,000          5,050             ---             ---               5,050

Issuance of common stock,
  June 17, 2001                             25,000             25             475             ---                 500

Issuance of common stock,
  June 28, 2001                            930,000            930          17,670             ---              18,600

Cost of occupancy
  contributed by officer                       ---            ---           1,755             ---               1,755

Cost of legal fees
  contributed by officer                       ---            ---           4,664             ---               4,664

Net loss/comprehensive loss                    ---            ---             ---         (20,467)            (20,467)
                                       -----------    -----------     -----------     -----------        ------------

Balance, December 31, 2001               6,005,000          6,005          24,564         (20,467)             10,102
                                       -----------    -----------     -----------     -----------        -----------

Cost of occupancy
  contributed by officer                       ---            ---           1,815             ---               1,815

Cost of office supplies
  contributed by officer                       ---            ---              35             ---                  35

Cost of legal fees
  contributed by officer                       ---            ---          12,929             ---              12,929

Issuance of 2.09:1 forward
  common stock split,
    June 24, 2002                        6,545,450            ---             ---             ---                 ---

Net loss/comprehensive loss                    ---            ---             ---         (87,726)            (87,726)
                                       -----------    -----------     -----------     -----------         -----------

Balance, September 30, 2002              6,005,000    $     6,005     $    39,343     $  (108,193)        $   (62,845)
                                       ===========    ===========     ===========     ===========         ===========





                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                                 2002                  2001
                                                           ---------------          --------------
Cash flows from operating activities
   Net loss                                                $       (87,726)         $      (19,165)
   Adjustments to reconcile net loss to net cash used in
      operating activities
    Cost of consulting services paid with common stock                 ---                   3,550
    Cost of legal services paid with common stock                      ---                   1,500
    Occupancy cost contributed by officer                            1,815                   1,150
    Computer expense contributed by officer                             35                     ---
    Legal expense contributed by officer                            12,929                     ---
    Changes in operating assets and liabilities
       (Increase) in prepaid expenses                               (7,880)                    ---
       (Increase) in interest receivable                           (41,753)                    ---
          Increase in accounts payable and accrued expenses         26,565                     ---
          Increase in interest payable                              42,609                   1,035
                                                           ---------------          --------------

          Net cash used by operating activities                    (53,406)                (11,930)

Cash flows from investing activities
    Payment in exchange of 8% convertible note receivable       (2,000,000)                    ---
                                                           ---------------          --------------

          Net cash used by investing activities                 (2,000,000)                    ---

Cash flows from financing activities
    Proceeds from issuance of 8% convertible notes payable       2,041,000                     ---
    Proceeds from issuance of common stock                             ---                  19,100
                                                           ---------------          --------------

          Net cash provided by financing activities              2,041,000                  19,100

Net increase (decrease) in cash                                    (12,406)                  7,170

Cash, beginning of period                                           12,637                     ---
                                                           ---------------          --------------

Cash, end of period                                        $           231          $        7,170
                                                           ===============          ==============


Supplemental disclosure of cash flow information
    Income taxes paid                                      $           ---          $          ---
                                                           ===============          ==============
    Interest paid                                          $         1,789          $          ---
                                                           ===============          ==============


                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE 4 - RELATED PARTY TRANSACTIONS

         On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 3.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and six months ended September 30, 2002 and 2001 and are considered additional contributions of capital by the officer and the Company.


NOTE 5 - LETTER OF INTENT

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


NOTE 6 - 8% CONVERTIBLE NOTE RECEIVABLE

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


NOTE 7 - 8% CONVERTIBLE NOTES PAYABLE

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

We are a new business that has not generated any revenues to date. Our current business is to offer a full range of business consulting services in the retail automobile fueling industry. Our plan has been to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations". Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intended to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties who are not currently engaged in the retail sale of motor fuel but wish to establish fueling facilities. We anticipated that a majority of our revenue would be derived from fees paid by clients for our advice, services and business development products.

On June 26, 2002, we entered into a Letter of Intent with Linsang Manufacturing, Inc., a Delaware corporation ("LMI") and certain of its shareholders wherein we would acquire LMI in exchange for shares of our common stock, and as part of the same transaction we would conduct a private placement of our equity securities, and LMI would acquire contracts other business entities that would bring a certain net value in revenues. As of November 19 2002, we expect that we will not acquire LMI, and as such, we are no longer negotiating a definitive agreement with LMI. We intend to terminate the letter of intent and unwind the bridge financing transactions which resulted in our notes payable of $2,041,000 and note receivable of $2,000,000. We anticipate that we will be able to unwind these transactions in the next month.

Liquidity and Capital Resources. We had cash of $321 as of September 30, 2002. Our total current assets as of September 30, 2002 were $2,049,864, of which $7,880 was represented by prepaid expenses, $41,753 was represented by interest receivable, and $2,000,000 was represented by an 8% convertible note receivable. Our total assets were $2,049,864 as of September 30, 2002. We have no other property or assets. Our total current liabilities were $71,709 as of September 30, 2002, which was represented by accounts payable and accrued expenses. We also had $2,041,000 which was represented by 8% convertible notes payable. As of September 30, 2002, we had no other commitments or contingencies.

Results of Operations.
----------------------

Revenues. For the nine month period ending September 30, 2002, we realized no revenues from providing consulting services. We do not believe we will complete the acquisition of LMI, and therefore we will attempt to generate revenues by engaging clients to utilize our consulting services.

Operating Expenses. For nine month period ending September 30, 2002, our total operating expenses were $86,870. Those expenses were represented by $9,104 in consulting services, $74,499 in legal and professional fees, and $1,815 in occupancy expenses and $1,452 in office supplies expenses. For the nine month period ending September 30, 2002, we experienced a net loss of $87,726. This is in comparison to the nine month period ending September 30, 2001, where our total operating expenses were $19,165. That amount was represented by $3,550 in consulting services, $13,365 in legal and professional fees, and $1,150 in occupancy expenses and $1,110 in office supplies expenses. We incurred significant general and administrative expenses in connection with the preparations to acquire LMI. In order to either continue operations or enter into a similar agreement with another entity, we anticipate we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. As of November 2002, we have concluded that we will not be able to complete the transaction to acquire LMI as described herein. We cannot guaranty that we will acquire any other third party in lieu of LMI, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to refocus our business on providing business consulting services to the retail automotive fueling industry.

We had cash of $231 as of September 30, 2002. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Because we were not able to complete the proposed acquisition of LMI as described, we will need to raise additional capital to continue operations and pay our current expenses. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. Until recently, we had been focusing our efforts on completing the acquisition of LMI. We do not anticipate that we will purchase or sell any significant equipment.



Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

On November 11, 2002, the Registrant's Board of Directors, voted to replace its independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective as of November 11, 2002, the Registrant's new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). The Registrant retained the accounting firm of Hall & Company on November 11, 2002, as the principal accountants to audit the Registrant's financial statements. The Registrant authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company. A correspondence from Quintanilla dated November 11, 2002, specifying that Registrant's disclosures regarding the change in accountants are true and correct was attached to the Report on Form 8-K as Exhibit 16.1.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Fuel Centers, Inc.,
                                          a Nevada corporation



November 19, 2002                By:      /s/  John R. Muellerleile
                                          -----------------------------------
                                          John R. Muellerleile
                                          Chief Executive Officer, President,
                                          Secretary, Director

CERTIFICATIONS
--------------

I, John R. Muellerleile, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fuel Centers, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ John R. Muellerleile
------------------------

John R. Muellerleile
Chief Executive Officer and
Chief Financial Officer