Form 10KSB
period 2002-12-31
FUEL CENTERS INC
filed 2003-04-14
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2002
                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        ----------- -----------

Commission File Number: 000-33321

                               Fuel Centers, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               33-0967648
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

9323 Vista Serena, Cypress, California                                    90630
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 10, 2003, approximately $0.

As of April 10, 2003, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                       [ ]   Yes          [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on April 9, 2001.

We have only generated minimal revenues to date. We were formed to offer a full range of business consulting services in the retail automobile fueling industry. Our plan has been to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations". Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intended to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties who are not currently engaged in the retail sale of motor fuel but wish to establish fueling facilities. We anticipated that a majority of our revenue would be derived from fees paid by clients for our advice, services and business development products.

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

As of November 2002, we decided to discontinue negotiating a definitive agreement with LMI due to market conditions. Therefore, we terminated the letter of intent and unwound the bridge financing transactions, which were reflected in notes payable by us of $2,041,000 to two third parties, and a note receivable from LMI in the amount of $2,000,000. In December 2002, we assigned our right to collect $1,000,000 of the amount owed by LMI to us to one of the third-party holders referred to above, while retaining the right to receive the interest due to us from LMI through the date of that assignment. We assigned our right to collect the remaining amount of $1,000,000 to the other third party holder, without retaining any right to receive interest due as of the date of the assignment. In exchange, both third parties holders agreed to release us from all obligations that we had pursant to their respective notes.


Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

============================================= ===============================
                  Property                          December 31, 2002
--------------------------------------------- -------------------------------
Cash                                                                    $183
============================================= ===============================

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

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

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

Prices of Common Stock. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "FCTE". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Shares of our common stock were last traded October 29, 2002. As of that date, we had a bid price of $0.50 and an ask price of $1.00. Over the last 52 weeks, our common stock had a low closing price of $1.00 per share and a high closing price of $2.78 per share.

We are authorized to issue 50,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of December 31, 2002, 12,550,450 shares of our common stock were issued and outstanding. We are also authorized to issue 5,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

In November 2001, our registration statement on Form SB-2 to register 2,405,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty-seven. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 125,504 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. On June 17, 2002, we authorized a 2.09 to 1 split of our common stock by means of a dividend of 1.09 shares of common stock for each share of common stock for holders of record on June 21, 2002. As a result, we have 12,550,450 shares of common stock issued and outstanding.

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

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan
         of Operation.
-------------------------------------------------------------------------------

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KS for the fiscal year ended December 31, 2002.

Liquidity and Capital Resources. We had cash of $183 as of December 31, 2002. Our total current assets as of December 31, 2002 were $43,371, of which $7,880 was represented by prepaid expenses and $35,308 was represented by interest receivable. Our total assets were $43,371 as of December 31, 2002. We have no other property or assets. Our total current liabilities were $31,652 as of December 31, 2002, which was represented by accounts payable and accrued expenses. As of December 31, 2002, we had no other commitments or contingencies.

Results of Operations.

Revenues. For the year ending December 31, 2002, we realized no revenues from providing consulting services. We do not believe we will be able to complete the acquisition of LMI, and therefore we will attempt to generate revenues by engaging clients to utilize our consulting services. In comparison, for the year ended December 31, 2001, we generated $9,000 in revenues from our consulting services.

Operating Expenses. For year ending December 31, 2002, our total operating expenses were $97,627. Those expenses were represented by $9,104 in consulting services, $84,503 in legal and professional fees, and $4,020 office expenses. We also had $70,617 in interest income and $72,361 in interest expense, for net other expense of $1,744. Therefore, for the year ending December 31, 2002, we experienced a net loss of before extraordinary item of $99,371. After taking into consideration our gain of $78,052 on the extinguishment of our debt, our net loss was $21,319.

This is in comparison to the year ending December 31, 2001, where our total operating expenses were $20,467. That amount was represented by $3,550 in consulting services, $21,952 in legal and professional fees, and $3,965 office expenses. Our net loss for the year ending December 31, 2001 was $20,467. The increase in our operating expenses during the year ended December 31, 2002 compared to the prior year was due to the significant legal and professional fees we incurred in connection with the preparations to acquire LMI.

Our Plan of Operation for the Next Twelve Months. In November 2002, we concluded that we would not be able to complete the transaction to acquire LMI as described herein. We cannot guaranty that we will acquire any other third party in lieu of LMI, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our business consulting services to the retail automotive fueling industry.

We had cash of $183 as of December 31, 2002. In the opinion of management, available funds are not sufficient to satisfy our working capital requirements, however, we believe that our management will continue to pay our operating expenses for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Because we were not able to complete the proposed acquisition of LMI as described, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we anticipate that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

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

We have only generated $9,000 in revenues from our operations since our inception. In our management's opinion, to effectuate our business plan in the next twelve months, the following events should occur or we should reach the following milestones in order for us to become profitable:

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

Since our inception, we have marketed our services to owners and operators of retail fueling stations who we believe are potential clients. Our belief that we will engage clients is based on the discussions that we have had with petroleum industry professionals. Our plan of operation is materially dependent on our ability to generate revenues. Any additional revenues generated will be used to expand our operations.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                               FUEL CENTERS, INC.


                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                               FUEL CENTERS, INC.


                                    CONTENTS






                                                                         PAGE
                                                                         ----
Independent Auditor's Report                                              9

Financial Statements

     Balance Sheet                                                        10

     Statement of Operations                                              11

     Statement of Changes in Stockholders' Equity                         12

     Statement of Cash Flows                                              13

     Notes to Financial Statements                                        14

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
March 25, 2003

To the Stockholders of
Fuel Centers, Inc.


We have audited the accompanying balance sheet of Fuel Centers, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fuel Centers, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated February 12, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuel Centers, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                                                 HALL & COMPANY
                                                             Irvine, California

                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2002




                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                          $         183
   Prepaid expenses                                                      7,880
   Interest receivable                                                  35,308
                                                                 -------------

     Total current assets                                               43,371

OTHER ASSETS                                                               ---
                                                                 -------------

       Total assets                                              $      43,371
                                                                 =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $      31,652
                                                                 -------------

     Total current liabilities                                          31,652

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares-- 5,000,000
     Issued and outstanding shares-- 0                                    ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,550,450                         12,550
   Additional paid-in capital                                           40,955
   Accumulated deficit                                                 (41,786)
                                                                 -------------

     Total stockholders' equity                                         11,719
                                                                 -------------

       Total liabilities and stockholders' equity                $      43,371
                                                                 =============




                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                            STATEMENTS OF OPERATIONS

                   YEAR ENDED DECEMBER 31, 2002 AND THE PERIOD
               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                                     2002               2001
                                                                --------------     -------------
NET REVENUES                                                    $          ---     $      9,000

OPERATING EXPENSES
   Consulting services                                                  9,104              3,550
   Legal and professional fees                                         84,503             21,952
   Office expense                                                       4,020              3,965
                                                                -------------      -------------

     Total operating expenses                                          97,627             29,467
                                                                -------------      -------------

LOSS FROM OPERATIONS                                                  (97,627)           (20,467)

OTHER INCOME (EXPENSE)
   Interest income                                                     70,617                ---
   Interest expense                                                   (72,361)               ---
                                                                -------------      -------------

       Total other income (expense)                                    (1,744)               ---
                                                                -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (99,371)           (20,467)

PROVISION FOR INCOME TAXES                                                ---                ---
                                                                -------------      -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                    (99,371)           (20,467)

GAIN ON EXTINGUISHMENT OF DEBT                                         78,052                ---
                                                                -------------      -------------

NET LOSS                                                        $     (21,319)     $     (20,467)
                                                                =============      =============

NET INCOME PER COMMON SHARE-- BASIC AND DILUTED
                                                                $         ---      $         ---
                                                                =============      =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                                   12,550,450         11,957,600
                                                                =============      =============




                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEAR ENDED DECEMBER 31, 2002 AND THE PERIOD
               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                                COMMON STOCK             ADDITIONAL
                                       ------------------------------      PAID-IN        ACCUMULATED
                                            SHARES         AMOUNT          CAPITAL          DEFICIT            TOTAL
                                       -------------    -------------   -------------     ------------    --------------
Balance, April 9, 2001                           ---    $         ---   $         ---     $        ---    $          ---

Issuances of common stock                  6,005,000            6,005          18,145              ---            24,150

Expenses paid by officer                         ---              ---           6,419              ---             6,419

Net loss/comprehensive loss                      ---              ---             ---          (20,467)          (20,467)
                                       -------------    -------------   -------------     ------------    --------------

Balance, December 31, 2001                 6,005,000            6,005          24,564          (20,467)           10,102

Expenses paid by officer                         ---              ---          22,936              ---            22,936

Issuance of forward common stock split
                                           6,545,450            6,545          (6,545)             ---               ---

Net loss/comprehensive loss                      ---              ---             ---          (21,319)          (21,319)
                                       -------------    -------------   -------------     ------------    --------------

Balance, December 31, 2002                12,550,450    $      12,550   $      40,955     $   (41,786)    $       11,719
                                       =============    =============   =============     ============    ==============

                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                            STATEMENTS OF CASH FLOWS

                   YEAR ENDED DECEMBER 31, 2002 AND THE PERIOD
               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                                                          2002              2001
                                                                                     -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $     (21,319)     $     (20,467)
   Adjustments to reconcile net loss to net cash used in operating activities
       Gain on extinguishment of debt                                                      (78,052)               ---
       Expenses paid with common stock                                                         ---              5,050
       Expenses paid by officer                                                             22,936              6,419
       Changes in operating assets and liabilities
         (Increase) in prepaid expenses                                                     (7,880)               ---
         (Increase) in interest receivable                                                 (35,308)               ---
         Increase in accounts payable and accrued expenses                                  29,117              2,535
                                                                                     -------------      -------------

           Net cash used in operating activities                                           (90,506)            (6,463)
                                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment in exchange of 8% convertible note receivable                                (2,000,000)               ---
                                                                                     -------------      -------------

           Net cash used in investing activities                                        (2,000,000)               ---
                                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                      ---             19,100
   Proceeds from issuance of 8% convertible notes payable                                2,041,000                ---
   Assignment of 8% convertible note                                                        37,052                ---
                                                                                     -------------      -------------

           Net cash provided by financing activities                                     2,078,052             19,100
                                                                                     -------------      -------------

NET INCREASE (DECREASE) IN CASH                                                            (12,454)            12,637

CASH, beginning of period                                                                   12,637                ---
                                                                                     -------------      -------------

CASH, end of period                                                                  $         183      $      12,637
                                                                                     =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                                 $         ---      $         ---
                                                                                     =============      =============
   Interest paid                                                                     $         ---      $         ---
                                                                                     =============      =============

                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





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

Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2002, the Company had no cash equivalents.

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

Comprehensive Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2002, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the statements of operations.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





NOTE 2 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $41,786 since inception through December 31, 2002.

Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the presentation for the preparation of the Company's Private Offering Memorandum; for the performance of audit and review services; and for the negotiations with Linsang. By having completed its registration process over the last twelve months. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity, and from contributions of its officers.


NOTE 3 - ACCRUED EXPENSES

Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2002.


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

On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on June 11, 2001, the Company issued 955,000 shares of its common stock at $0.02 per share for a total of $19,100 from June 17th through June 30th 2001.

On June 17, 2002, the Company's board of directors declared a two and nine hundredths to one (2:09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 12,550,450 shares.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002





NOTE 5 - INCOME TAXES

At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $80,000, expiring at various times through 2002, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

In addition, the Company has deferred tax assets of approximately $19,000 at December 31, 2002. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($19,000) has been provided for the deferred tax assets.


NOTE 6 - RELATED PARTY TRANSACTIONS

On April 10, 2001, the Company issued 3,550,000 shares of its common stock to a current officer for services as described in Note 4.

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the years ended December 31, 2002 and 2001 and are considered additional contributions of capital by the officer and the Company.


NOTE 7 - GAIN ON EXTINGUISHMENT OF DEBT

On June 26, 2002, the Company entered into a Letter of Intent to acquire all of the outstanding common stock of Linsang Manufacturing, Inc., a Delaware corporation ("LMI"), in a tax-free reverse merger in exchange for 12,500,000 shares of common stock of the Company. On November 19, 2002, the Company terminated its negotiations for a definitive agreement with LMI. As a result, on December 5, 2002, the Company assigned its interest in the bridge financing transactions of a $2,000,000, 8% convertible note receivable and corresponding 8% convertible notes payable. In connection with these transactions, the Company recorded an extraordinary gain of $78,052.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

On November 11, 2002, our Board of Directors, voted to replace our independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective November 11, 2002, our new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). We retained the accounting firm of Hall & Company on November 11, 2002, to make an examination of our financial statements the 2002 fiscal year. We authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from April 9, 2001, the date of our inception, through November 11, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During April 9, 2001 through November 11, 2002, there were no disagreements between us and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During our two most recent fiscal years or any subsequent interim period prior to engaging Hall & Company, we did not consult with Hall & Company regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. In addition, during April 9, 2001 through November 11, 2002, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

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

Our directors and principal executive officers are as specified on the following table:

======================== ================ =====================================
               Name            Age                           Position
------------------------ ---------------- -------------------------------------
Jack Muellerleile              60         president, secretary, director
------------------------ ---------------- -------------------------------------
K. John Shukur                 31         treasurer, director
======================== ================ =====================================

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

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer and our other executive officers whose total annual salary and bonus are anticipated to exceed $50,000 during the year ending December 31, 2002. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=============================== ====== =========== ============ ===================== =====================
Name and Principal Position      Year     Annual    Bonus ($)       Other Annual           All Other
                                        Salary ($)                Compensation ($)        Compensation
------------------------------- ------ ----------- ------------ --------------------- ---------------------
Jack Muellerleile - president,  2002       None        None             None                  None
secretary
------------------------------- ------ ----------- ------------ --------------------- ---------------------
K. John Shukur - treasurer      2002       None        None             None                  None
=============================== ====== =========== ============ ===================== =====================

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2003 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= =================================== ======================================= =======================
Title of Class          Name of Beneficial Owner            Amount of Beneficial Owner                 Percent of Class
----------------------- ----------------------------------- --------------------------------------- ------------------------
Common Stock            Jack Muellerleile                                 7,419,500 shares                  59.12%
                        9323 Vista Serena,
                        Cypress, CA 90630                          president, secretary, director
----------------------- ----------------------------------- --------------------------------------- -----------------------
Common Stock            K. John Shukur                                     104,500 shares                    0.83%
                        5 Hidalgo
                        Rancho Santa Margarita, CA 92688                treasurer, director
----------------------- ----------------------------------- --------------------------------------- -----------------------
Common Stock            Brown Brothers Harriman & Co                     1,194,999 shares                    9.52%
                        140 Broadway
                        New York, NY  10274
----------------------- ----------------------------------- --------------------------------------- -----------------------
Common Stock            All directors and named executive                 7,524,000 shares                  59.95%
                        officers as a group
======================= =================================== ======================================= =======================
(1) We have attempted to obtain information on the beneficial holders of the stock held by Brown Brothers Harriman & Co.
To the best of our knowledge, there are no beneficial owners of 5% or over holding stock in the name of Brown Brothers
Harriman & Co.


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

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB, except for the following:

On November 11, 2002, our Board of Directors, voted to replace our independent accountant, Quintanilla Accountancy Corporation ("Quintanilla"). Effective November 11, 2002, our new independent accountant is Hall & Company, certified public accountants ("Hall & Company"). We retained the accounting firm of Hall & Company on November 11, 2002, to make an examination of our financial statements the 2002 fiscal year. We authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from April 9, 2001, the date of our inception, through November 11, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During April 9, 2001 through November 11, 2002, there were no disagreements between us and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During our two most recent fiscal years or any subsequent interim period prior to engaging Hall & Company, we did not consult with Hall & Company regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. In addition, during April 9, 2001 through November 11, 2002, there were no "reportable events" within the meaning of Item 304 of the Securities and Exchange Commission's Regulation S-K.

Item 14. Controls and Procedures.
---------------------------------

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on April 10, 2003.

                              Fuel Centers, Inc.
                              a Nevada corporation


                              By:      /s/  Jack Muellerleile
                                       ----------------------------------------
                                       Jack Muellerleile
                              Its:     principal executive officer
                                       president, secretary, and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Jack Muellerleile                                April 10, 2003
         --------------------------------------------
         Jack Muellerleile
Its:     principal executive officer
         president, secretary and a director


By:      /s/  K. John Shukur                                  April 10, 2003
         --------------------------------------------
         K. John Shukur
Its:     principal accounting officer
         treasurer and a director

CERTIFICATIONS
--------------

I, John R. Muellerleile, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fuel Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003


/s/ John R. Muellerleile
------------------------
John R. Muellerleile
Chief Executive Officer

CERTIFICATIONS
--------------

I, K. John Shukur, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fuel Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003


/s/ K. John Shukur
-----------------------
K. John Shukur
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Fuel Centers, Inc. a Nevada corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), John R. Muellerleile, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John R. Muellerleile
--------------------------
John R. Muellerleile
Chief Executive Officer
April 10, 2003

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Fuel Centers, Inc. a Nevada corporation (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
K. John Shukur, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ K. John Shukur
--------------------------
K. John Shukur
Chief Financial Officer
April 10, 2003