Form 10QSB
period 2003-03-31
FUEL CENTERS INC
filed 2003-05-20
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 19, 2003, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                               FUEL CENTERS, INC.


                              FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

                               FUEL CENTERS, INC.


                                    CONTENTS





                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                         4

     Statements of Operations                                              5

     Statements of Cash Flows                                              6

     Notes to Financial Statements                                         7

                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
   Cash                                                           $         135
   Interest receivable                                                   35,308
                                                                  -------------

     Total current assets                                                35,443

OTHER ASSETS                                                                ---
                                                                  -------------

     Total assets                                                 $      35,443
                                                                  =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      34,481
                                                                  -------------

     Total current liabilities                                           34,481

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share -- 0
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,550,450                          12,550
   Additional paid-in capital                                            41,560
   Accumulated deficit                                                  (53,148)
                                                                  --------------

     Total stockholders' equity                                             962
                                                                  -------------

       Total liabilities and stockholders' equity                 $      35,443
                                                                  =============


                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                            STATEMENTS OF OPERATIONS

                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                              March 31,
                                                                       2003            2002
                                                                  --------------  --------------

NET REVENUES                                                      $         ---   $         ---

OPERATING EXPENSES
   Consulting services                                                      ---           9,087
   Legal and professional fees                                           10,709           1,175
   Occupancy                                                                605             605
   Office supplies and expense                                               48           1,086
                                                                  --------------  --------------

     Total operating expenses                                            11,362          11,953
                                                                  --------------  --------------

LOSS FROM OPERATIONS                                                    (11,362)        (11,953)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                                  ---             ---
                                                                  --------------  --------------

NET LOSS/COMPREHENSIVE LOSS                                       $     (11,362)  $     (11,953)
                                                                  ==============  ==============

NET LOSS/COMPREHENSIVE LOSS PER COMMON SHARE-- BASIC AND DILUTED
                                                                  $        (---)  $       (---)
                                                                  ==============  ==============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                                     12,550,450       6,005,000
                                                                  ==============  ==============

                 See accompanying notes to financial statements

                               FUEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                   (UNAUDITED)

                                                                                  March 31,
                                                                         2003                  2002
                                                                      ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $      (11,362)     $      (11,953)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid by officer                                                  ---                  35
       Occupancy cost contributed by officer                                     605                 605
       Changes in operating assets and liabilities
         Decrease in prepaid expenses                                          7,880                 ---
         Increase (decrease) in accounts payable
           and accrued expenses                                                2,829                (385)
                                                                      ---------------     ---------------

           Net cash used in operating activities                                 (48)            (11,698)
                                                                      ---------------      --------------

NET DECREASE IN CASH                                                             (48)            (11,698)

CASH, beginning of period                                                        183              12,637
                                                                      ---------------     ---------------

CASH, end of period                                                              135      $          939
                                                                      ===============     ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                             ---      $          ---
                                                                      ===============     ===============
   Interest paid                                                                 ---      $          ---
                                                                      ===============     ===============

                 See accompanying notes to financial statements

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - COMMON STOCK

On June 17, 2002, the Company's Board of directors declared a two and nine hundredths to one (2:09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 12,550,450 shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

Our business is to offer a full range of business consulting services in the retail automobile fueling industry. Our plan has been to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or "Superstations". Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intended to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties who are not currently engaged in the retail sale of motor fuel but wish to establish fueling facilities. We anticipated that a majority of our revenue would be derived from fees paid by clients for our advice, services and business development products.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. In that regard, we had previously entered into a Letter of Intent with Linsang Manufacturing, Inc., a Delaware corporation ("LMI") and certain of its shareholders wherein we would acquire LMI in exchange for shares of our common stock, and as part of the same transaction we would conduct a private placement of our equity securities, and LMI would acquire contracts other business entities that would bring a certain net value in revenues. In November 2002, we concluded that we would not be able to complete the transaction to acquire LMI as described herein.

We continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. However, we cannot guaranty that we will acquire any other third party in lieu of LMI, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our business consulting services to the retail automotive fueling industry.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $135 as of March 31, 2003. Our total current assets as of March 31, 2003 were $35,443, of which $35,308 was represented by interest receivable. Our total assets were $35,443 as of March 31, 2003. We have no other property or assets. Our total current liabilities were $34,481 as of March 31, 2003, which was represented by accounts payable and accrued expenses.

RESULTS OF OPERATIONS.

Revenues. For the three month period ending March 31, 2003, we realized no revenues from providing consulting services. We will attempt to generate revenues by engaging clients to utilize our consulting services.

Operating Expenses. For three month period ending March 31, 2003, our total operating expenses were $11,362. Those expenses were represented by $10,709 in legal and professional fees, and $605 in occupancy expenses and $48 in office supplies expenses. For the three month period ending March 31, 2003, we experienced a net loss of $11,362. This is in comparison to the three month period ending March 31, 2002, where our total operating expenses were $11,953. That amount was represented by $9,087 in consulting services, $1,175 in legal and professional fees, and $605 in occupancy expenses and $1,086 in office supplies expenses. During 2002, we entereed into an agreement to acquire another company, Linsang Manufacturing, Inc., or LMI. However, the transaction was never consummated. Our operation expenses were slightly lower for the three month period ending March 31, 2003, as compared to the same period ending March 31, 2002 because we were in the process of making arrangements to acquire LMI, for which we incurred significant general and administrative expenses. In order to either continue operations or enter into a similar agreement with another entity, we anticipate we will continue to incur significant general and administrative expenses.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We continue to contemplate acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We cannot guarantee that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock. In the interim, we intend to continue providing our business consulting services to the retail automotive fueling industry.

We had cash of $135 as of March 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Because we were not able to complete the proposed acquisition of LMI as described, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we anticipate that our officers and directors will contribute funds to pay for our expenses, although they are under no guaranty to do so.

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

                                        Fuel Centers, Inc.,
                                        a Nevada corporation



May 19, 2003                  By:       /s/  John R. Muellerleile
                                        -----------------------------------
                                        John R. Muellerleile
                                        Chief Executive Officer, President,
                                        Secretary, Director

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

Date: May 19, 2003

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

Date: May 19, 2003

/s/ K. John Shukur
------------------------
K. John Shukur
Chief Financial Officer