Form 10QSB
period 2003-06-30
FUEL CENTERS INC
filed 2003-08-14
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2003, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                               FUEL CENTERS, INC.


                              FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

                               FUEL CENTERS, INC.

                                    CONTENTS






                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                         1

     Statements of Operations                                              2

     Statements of Cash Flows                                              3

     Notes to Financial Statements                                         4

                               FUEL CENTERS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                           $          87
   Prepaid expenses                                                       3,991
   Interest receivable                                                   35,308
                                                                  -------------

     Total current assets                                                39,386

OTHER ASSETS                                                                ---
                                                                  -------------

     Total assets                                                 $      39,386
                                                                  =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $      16,360
                                                                  -------------

     Total current liabilities                                           35,000

NOTE PAYABLE                                                             51,360

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share - 0                                       ---
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,550,450                          12,550
   Additional paid-in capital                                            42,165
   Accumulated deficit                                                  (66,689)
                                                                  -------------

     Total stockholders' deficit                                        (11,974)
                                                                  -------------

       Total liabilities and stockholders' equity                 $      39,386
                                                                  =============


                See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                            STATEMENTS OF OPERATIONS

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ---------------------------      ---------------------------
                                                    2003            2002          2003             2002
                                                    ----            ----          ----             ----
Net revenues                                    $        ---    $      ---     $       ---        $      ---

Operating expenses
   Consulting services                                   ---           ---              ---            9,087
   Legal and professional fees                        12,888        15,710           23,597           16,885
   Occupancy                                             605           605            1,210            1,210
   Office supplies and expense                            48           366               96            1,451
                                                ------------    -----------    ------------      -----------

    Total operating expenses                          13,541        16,681           24,903           28,633

Other income/(expense)
   Interest income                                       ---          1,753             ---            1,753
   Interest expense                                      ---         (1,789)            ---           (1,789)
                                                ------------    -----------    ------------     ------------

    Total other income/(expense)                         ---            (36)            ---              (36)
                                                ------------    -----------    ------------     ------------

Loss from operations                                 (13,541)       (16,717)        (24,903)         (28,669)

Provision for income tax expense
(benefit)                                                ---            ---             ---              ---
                                                ------------    -----------    ------------     ------------

Net loss/comprehensive loss                     $    (13,541)   $  (16,717)    $    (24,903)    $    (28,669)
                                                ============    ===========    ============     ============

Net loss/comprehensive loss per common
share --- basic and diluted
                                                $        ---    $       ---    $        ---     $        ---
                                                ============    ===========    ============     ============

Weighted average of common shares ---
basic and diluted                                 12,550,450      6,437,000      12,550,450        6,222,000
                                                ============    ===========    ============     ============


                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                          June 30,
                                                                               -------------------------------
                                                                                  2003                 2002
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $    (24,903)      $    (28,669)
   Adjustments to reconcile net loss to net cash used in operating activities
       Expenses paid by officer                                                         ---                35
       Occupancy cost contributed by officer                                          1,210              1,210
       Changes in operating assets and liabilities
         Decrease (increase) in prepaid expenses                                      3,889            (37,711)
         Increase in interest receivable                                                ---             (1,753)
         (Decrease) increase in accounts payable
           and accrued expenses                                                     (15,292)            11,786
         Increase in interest payable                                                   ---              1,789
                                                                               ------------       ------------

           Net cash used in operating activities                                    (35,096)           (53,313)
                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment in exchange of 8% convertible note receivable                                ---         (2,000,000)
                                                                               ------------       ------------

           Net cash used by investing activities                                        ---         (2,000,000)
                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of note payable                                            35,000                ---
   Proceeds from issuance of 8% convertible note payable                                ---          2,041,000
                                                                               ------------       ------------

           Net cash provided by financing activities                                 35,000          2,041,000
                                                                                -----------       ------------

NET DECREASE IN CASH                                                                    (96)           (12,313)

CASH, beginning of period                                                               183             12,637
                                                                               ------------       ------------

CASH, end of period                                                            $         87       $        324
                                                                               ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $        ---       $        ---
                                                                               ============       ============
   Interest paid                                                               $        ---       $        ---
                                                                               ============       ============


                 See accompanying notes to financial statements.

                               FUEL CENTERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

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


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.


NOTE 3 - NOTE PAYABLE

On June 25, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $35,000. Simple interest on the loan accrues at an annual rate of 8%. Interest and principal are due in full on December 25, 2003.

NOTE 4 - COMMON STOCK

On June 17, 2002, the Company's Board of directors declared a two and nine hundredths to one (2:09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 12,550,450 shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and six months ended June 30, 2002 and are considered additional contributions of capital by the officer and the Company.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, during 2002 we entered into negotiations to acquire another entity and certain of its shareholders wherein we would acquire that entity n exchange for shares of our common stock, and as part of the same transaction we would conduct a private placement of our equity securities, and the other entity would acquire contracts other business entities that would bring a certain net value in revenues. In November 2002, we concluded that we would not be able to complete the transaction to acquire that entity as described herein. We cannot guaranty that we will acquire any other third party in lieu of that transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our business consulting services to the retail automotive fueling industry.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $87 as of June 30, 2003, along with prepaid expenses of $3,991 and interest receivable of $35,308. Our total current assets as of June 30, 2003 were $39,386, as were our total assets. Our total current liabilities were $51,360 as of June 30, 2003, which was represented by accounts payable and accrued expenses of $16,360 and $35,000 in a note payable with an unrelated third party, which we entered into on June 25, 2003, which is due on December 25, 2003 and bears interest at the rate of 8%. We had no other long term commitments or contingencies.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.
--------------------------------------------------

REVENUES. For the three month period ending June 30, 2003, we realized no revenues from providing consulting services.

OPERATING EXPENSES. For three month period ending June 30, 2003, our total operating expenses were $13,541. Those expenses were represented by $12,888 in legal and professional fees, and $605 in occupancy expenses and $48 in office supplies expenses. For the three month period ending June 30, 2003, we experienced a net loss of $13,541. This is in comparison to the three month period ending June 30, 2002, where our total operating expenses were $16,681. That amount was represented by $15,710 in legal and professional fees, and $605 in occupancy expenses and $366 in office supplies expenses. We also had $1,753 in interest income and $1,789 in interest expenses, making our net loss $16,717. During 2002, we entered into an agreement to acquire another company however, the transaction was never consummated. Our operation expenses were slightly lower for the three month period ending June 30, 2003, as compared to the same period ending June 30, 2002 because we were in the process of making arrangements to conclude that acquisition, for which we incurred significant general and administrative expenses. In order to either continue operations or enter into a similar agreement with another entity, we anticipate we will continue to incur significant general and administrative expenses.

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2003.
----------------------------------------------

RESULTS OF OPERATIONS. For the six months ended June 30, 2003, we realized no revenue from operations. Our total operating expenses and net loss for the six months ended June 30, 2003 was $24,903. This is in comparison to the same period ending June 30, 2002, where our total operating expenses were $28,633, and net loss of $28,669. Our operating expenses and net losses were somewhat lower during the six months ending June 30, 2003 as compared to the same period ending June 30, 2002 because we were making arrangements to acquire another company.

OPERATING EXPENSES. For the six month period ended June 30, 2003, our operating expenses were $24,903. This was represented by legal and professional fees of $23,597, along with occupancy expenses of $1,210 and office supplies and expenses of $96. In comparison, for the six month period ended June 30, 2002, our operating expense were $28,633, which were represented mostly by legal and professional fees of $16,885, consulting expenses of $9,087, occupancy expenses of $1,210 and office expenses of $1,451. We also had interest income of $1,753 and interest expense of $1,789, making our net loss from operations $28,669. The decrease in operating expenses is due to the fact that during 2002 we were positioned to acquire another company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $87 and prepaid expenses of $3,991 as of June 30, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Because we were not able to complete the proposed acquisition during 2002 as described, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot guaranty that our officers will pay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. Until recently, we had been focusing our efforts on completing the acquisition described herein. We do not anticipate that we will purchase or sell any significant equipment.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                          Fuel Centers, Inc.,
                                          a Nevada corporation



August 13, 2003                 By:       /s/ John R. Muellerleile
                                          -----------------------------------
                                          John R. Muellerleile
                                          Chief Executive Officer, President,
                                          Secretary, Director

CERTIFICATIONS
--------------

I, John R. Muellerleile, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Fuel Centers, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ John R. Muellerleile
----------------------
John R. Muellerleile
Chief Executive Officer

CERTIFICATIONS
--------------

I, K. John Shukur, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Fuel Centers, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

             (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: August 13, 2003

/s/ K. John Shukur
-----------------------
K. John Shukur
Chief Financial Officer