Form 10KSB/A
period 2002-12-31
FUEL CENTERS INC
filed 2003-08-27
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB,
                                AMENDMENT NO. 1







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

Operating Expenses. For year ending December 31, 2002, our total operating expenses were $97,627. Those expenses were represented by $9,104 in consulting services, $84,503 in legal and professional fees, and $4,020 office expenses. We also had $78,052 represented by gain on extinguishment of debt, $70,617 in interest income and $72,361 in interest expense, for total other income of $76,308. Therefore, for the year ending December 31, 2002, we experienced a net loss of $21,319.

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



                                                           /s/ Hall & Company
                                                               HALL & COMPANY
                                                           Irvine, California

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




                                        /s/ Quintanilla
                                        A Professional Accountancy Corporation
                                        Laguna Niguel, California


                                        February 12, 2002

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

                               FUEL CENTERS, INC.

                            STATEMENTS OF OPERATIONS

                   YEAR ENDED DECEMBER 31, 2002 AND THE PERIOD
               APRIL 9, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                                 2002                 2001
                                                             -------------      -------------

NET REVENUES                                                 $         ---      $       9,000

OPERATING EXPENSES
   Consulting services                                               9,104              3,550
   Legal and professional fees                                      84,503             21,952
   Office expense                                                    4,020              3,965
                                                             -------------      -------------

     Total operating expenses                                       97,627             29,467
                                                             -------------      -------------

LOSS FROM OPERATIONS                                               (97,627)           (20,467)

OTHER INCOME (EXPENSE)
   Gain on extinguishment of debt                                   78,052                ---
   Interest income                                                  70,617                ---
   Interest expense                                                (72,361)               ---
                                                             -------------      -------------

       Total other income (expense)                                 76,308                ---
                                                             -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (21,319)           (20,467)

PROVISION FOR INCOME TAXES                                             ---                ---
                                                             -------------      -------------


NET LOSS                                                     $     (21,319)     $     (20,467)
                                                             =============      =============

NET INCOME PER COMMON SHARE-- BASIC AND DILUTED
                                                             $         ---      $         ---
                                                             =============      =============

WEIGHTED AVERAGE OF COMMON SHARES-- BASIC AND DILUTED
                                                                12,550,450         11,957,600





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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Cypress, California, on August 26, 2003.

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



By:      /s/ Jack Muellerleile                                August 26, 2003
         --------------------------------------------
         Jack Muellerleile
Its:     principal executive officer
         president, secretary and a director


By:      /s/  K. John Shukur                                  August 26, 2003
         --------------------------------------------
         K. John Shukur
Its:     principal accounting officer
         treasurer and a director

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

Date: August 26, 2003


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

Date: August 26, 2003


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


/s/ John R. Muellerleile
--------------------------
John R. Muellerleile
Chief Executive Officer
August 26, 2003

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


/s/ K. John Shukur
--------------------------
K. John Shukur
Chief Financial Officer
August 26, 2003