Form 10QSB
period 2003-09-30
FELLOWS ENERGY LTD
filed 2003-11-14
CIK 1144439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------ ------------


                               Fellows Energy Ltd.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                  000-33321                   33-0967648
------                                  ---------                   ----------
(State or other jurisdiction of   (Commission File Number)     (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       9323 Vista Serena, Cypress, California 90630
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 220.1806
                                 --------------
                           (Issuer's Telephone Number)



                               Fuel Centers, Inc.
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2003, there were 12,550,450 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                             FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)


                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)


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

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                         $     331,632
   Interest receivable                                                 35,308
                                                                -------------

     Total current assets                                             366,940

OTHER ASSETS                                                              ---
                                                                -------------

     Total assets                                               $     366,940
                                                                =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $      11,614
   Note payable                                                        35,000
                                                                -------------

     Total current liabilities                                         46,614

   Convertible note payable                                           350,000

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value;
     Authorized shares -- 5,000,000
     Issued and outstanding share - 0
   Common stock, $.001 par value;
     Authorized shares-- 50,000,000
     Issued and outstanding shares-- 12,550,450                        12,550
   Additional paid-in capital                                          42,770
   Accumulated deficit                                                (84,994)
                                                                -------------

     Total stockholders' deficit                                      (29,674)
                                                                -------------

       Total liabilities and stockholders' equity               $     366,940
                                                                =============


                 See accompanying notes to financial statements.

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)

                            STATEMENTS OF OPERATIONS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------         ---------------------------------
                                                    2003                 2002                 2003                 2002
                                                ------------         ------------         ------------         ------------
Net revenues                                    $        ---         $        ---         $        ---         $        ---

Operating expenses
   Consulting services                                   ---                   18                  ---                9,104
   Legal and professional fees                        13,638               57,539               37,235               74,499
   Occupancy                                             605                  605                1,815                1,815
   Office supplies and expense                            44                   75                  140                1,452
                                                ------------         ------------         ------------         ------------

    Total operating expenses                          14,287               58,237               39,190               86,870

Other income/(expense)
   Interest income                                       ---               40,000                  ---               41,753
   Interest expense                                   (2,372)             (40,820)              (2,372)             (42,609)
                                                ------------         ------------         -------------        ------------

    Total other income/(expense)                      (2,372)                (820)              (2,372)                (856)
                                                ------------         ------------         -------------        ------------

Loss from operations                                 (16,659)             (59,057)             (41,562)             (87,726)

Provision for income tax expense
(benefit)                                              1,646                  ---                1,646                  ---
                                                ------------         ------------         ------------         ------------

Net loss/comprehensive loss                     $    (18,305)        $    (59,057)        $    (43,208)        $    (87,726)
                                                ============         ============         ============        =============

Net loss/comprehensive loss per common
share --- basic and diluted
                                                $        ---         $        ---         $        ---         $        ---
                                                ============         ============         ============         ============

Weighted average of common shares ---
basic and diluted                                 12,550,450           12,550,450           12,550,450            8,354,650
                                                ============         ============         ============         ============

                 See accompanying notes to financial statements.

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                                           SEPTEMBER 30,
                                                                               -----------------------------------
                                                                                    2003                  2002
                                                                               ---------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $       (43,208)      $     (87,726)
   Adjustments to reconcile net loss to net cash used in operating activities
       Occupancy cost contributed by officer                                             1,815               1,815
       Computer expenses contributed by office                                             ---                  35
       Legal expenses contributed by officer                                               ---              12,929
       Changes in operating assets and liabilities
         Decrease (increase) in prepaid expenses                                         7,880              (7,880)
         Increase in interest receivable                                                   ---             (41,753)
         (Decrease) increase in accounts payable
           and accrued expenses                                                        (20,038)             26,565
         Increase in interest payable                                                      ---              42,609
                                                                               ---------------       -------------

           Net cash used in operating activities                                       (53,551)            (53,406)
                                                                               ---------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment in exchange of 8% convertible note receivable                                   ---          (2,000,000)
                                                                               ---------------       -------------

           Net cash used by investing activities                                           ---          (2,000,000)
                                                                               ---------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of note payable                                               35,000                 ---
   Proceeds from issuance of 8% convertible note payable                               350,000           2,041,000
                                                                               ---------------       -------------

           Net cash provided by financing activities                                   385,000           2,041,000
                                                                               ---------------       -------------

NET INCREASE (DECREASE) IN CASH                                                        331,449             (12,406)

CASH, beginning of period                                                                  183              12,637
                                                                               ---------------       -------------

CASH, end of period                                                            $       331,632       $         231
                                                                               ===============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                                           $         1,646       $         ---
                                                                               ===============       =============
   Interest paid                                                               $           ---       $       1,789
                                                                               ===============       ==============

                See accompanying notes to financial statements.

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Fellows Energy Ltd., formerly Fuel Centers, Inc. (the "Company") is a business-consulting firm that specializes in strategy and development of high-volume, multi-revenue source, and retail fuel service stations for the oil and petroleum industry. The Company was incorporated in the state of Nevada on April 9, 2001 and is headquartered in Cypress, California.

On November 12, 2003, the Company changed its name to Fellows Energy Ltd.


NOTE 2 - BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ended December 31, 2003 and 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2002 included in the Company's annual report on Form 10-KSB.

NOTE 3 - NOTES PAYABLE

On June 25, 2003, the Company entered into a loan agreement with an unrelated third party for a demand loan in the amount of $35,000. Simple interest on the loan accrues at an annual rate of 8%. Interest and principal are due in full on December 25, 2003.

On September 9, 2003, the Company received proceeds of $350,000, for issuance of a convertible note payable to a third party investor. Pursuant to the terms of the notes, the principal is due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion features that will provide the holder the right to convert all or any portion of the principal indebtedness into shares of $.001 par value common stock on or before March 9, 2005. The conversion unit price is $1.00 per share.

NOTE 4 - COMMON STOCK

On June 17, 2002, the Company's Board of directors declared a two and nine hundredths to one (2:09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 12,550,450 shares.

                               FELLOWS ENERGY LTD.
                         (formerly, Fuel Centers, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for the three and nine months ended September 30, 2003 and 2002 and are considered additional contributions of capital by the officer and the Company.

NOTE 6 - SUBSEQUENT EVENTS

On November 3, 2003, the Company's Board of Directors approved a 7 for 1 stock split of the Company's issued and outstanding common stock, which shall be effectuated through a dividend of six shares for each share of common stock outstanding as of the record date. The dividend will be payable on November 17, 2003 for shareholders of record on November 14, 2003. After the split, the total number of the Company's issued and outstanding shares of common stock will be 87,853,150 shares. The common stock will continue to be $.001 par value.

On November 12, 2003, the Company amended the Articles of Incorporation to change its name from Fuel Centers, Inc. to Fellows Energy Ltd. The amendment also ratified an increase in the authorized number of shares of its $.001 par value common stock from 50,000,000 to 100,000,000 shares and an increase in the number of preferred shares from 5,000,000 to 25,000,000.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

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

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to enter into various asset acquisitions with another entity, or other third parties which we hope will diversify our business operations and increase our profitability and improve our total value to our shareholders. We cannot guaranty that we will acquire any other third party in lieu of that transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our business consulting services to the retail automotive fueling industry.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $331,632 as of September 30, 2003, along with interest receivable of $35,308. Our total current assets as of September 30, 2003 were $366,940, as were our total assets. Our total current liabilities were $46,614 as of September 30, 2003, which was represented by accounts payable and accrued expenses of $11,614 and $35,000 in a note payable with an unrelated third party, which we entered into on September 25, 2003, which is due on December 25, 2003 and bears interest at the rate of 8%. On September 9, 2003, we have received the proceeds of a convertible note payable in the amount of $350,000, for issuance of a convertible note payable to a third party investor. Pursuant to the terms of the note, the principal is due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion features that will provide the holder the right to convert all or any portion of the principal indebtedness into shares of $.001 par value common stock on or before March 9, 2005. The conversion unit price is $1.00 per share. We had no other long term commitments or contingencies.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.
-------------------------------------------------------

REVENUES. For the three month period ended September 30, 2003, we realized no revenues from providing consulting services.

OPERATING EXPENSES. For three month period ended September 30, 2003, our total operating expenses were $14,287. Those expenses were represented by $13,638 in legal and professional fees, and $605 in occupancy expenses and $44 in office supplies expenses. We also had $2,372 in interest expense. Therefore, for the three month period ended September 30, 2003, we experienced a loss from operations of $16,659. With $1,646 as a provision for income tax expense, we had a net loss of $18,305. This is in comparison to the three month period ended September 30, 2002, where our total operating expenses were $58,237. That amount was represented by $18 in consulting services, $57,539 in legal and professional fees, and $605 in occupancy expenses and $75 in office supplies expenses. We also had $40,000 in interest income and $40,820 in interest expenses, making our net loss $59,057. During 2002, we entered into an agreement to acquire another company however, the transaction was never consummated. Our operation expenses were significantly lower for the three month period ended September 30, 2003, as compared to the same period ended September 30, 2002 because we were in the process of making arrangements to conclude that acquisition, for which we incurred significant general and administrative expenses. In order to either continue operations or enter into a similar agreement with another entity, we anticipate we will continue to incur significant general and administrative expenses.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003.
---------------------------------------------------

REVENUES. For the nine month period ended September 30, 2003, we realized no revenue from our operations.

OPERATING EXPENSES. For the nine month period ended September 30, 2003, our operating expenses were $39,190. This was represented primarily by legal and professional fees of $37,235, along with occupancy expenses of $1,815 and office supplies and expenses of $140. In comparison, for the nine month period ended September 30, 2002, our operating expense were $86,870, which were represented mostly by legal and professional fees of $74,499, consulting expenses of $9,104, occupancy expenses of $1,815 and office expenses of $1,452. We also had interest income of $41,753 and interest expense of $42,609 making our net loss from operations $87,726. The decrease in operating expenses is due to the fact that during 2002 we were positioned to acquire another company.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We had cash of $331, 632 as of September 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Because we were not able to complete the proposed acquisition during 2002 as described, we raised additional capital to continue operations.

We have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. We hope to enter into various asset acquisitions with another entity, or other third parties which we hope will diversify our business operations and increase our profitability and improve our total value to our shareholders. We cannot guaranty that we will acquire any other third party in lieu of that transaction, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We intend to continue providing our business consulting services to the retail automotive fueling industry.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

Subsequent to the reporting period covered by this report, we filed a report on Form 8-K on November 14, 2003 to report the following items under Item 5 -- Other Events and Regulation FD Disclosure and Item 6 - Resignation of Directors. In addition, that Form 8-K contained as Exhibit 17.1, a copy of the resignation and Exhibit 99, a press release announcing the same information.

SHAREHOLDER VOTE. On November 10, 2003 at a special shareholders meeting, a majority of shareholders of our common stock voted to approve the filing of the Certificate of Amendment to our Articles of Incorporation to effect the following:

o    Changing our corporate name to Fellows Energy Ltd.
o Increasing our authorized common stock to 100,000,000 shares and our preferred stock to 25,000,000 shares
o Allowing for future shareholder meetings to be held by written consent in lieu of a meeting
o    Ratifying our 2003 Stock Option Plan

Our Certificate of Amendment was filed with the State of Nevada on November 12, 2003, giving effect to the name change, increase in authorized common and preferred stock and conduct of shareholders meetings by written consent.

NEW SYMBOL AND CUSIP NUMBER. Concurrent with these changes, we have a new symbol and CUSIP number. Our new symbol will be changed from "FCTE" to "FLWE" and our CUSIP number has changed from 35951M-10-6 to 314347-10-5.

RESIGNATION OF DIRECTOR. In addition, on November 11, 2003, one of our directors resigned. This resignation is not the result of any disagreement with the registrant on any matter relating to the Registrant's operations, policies or practices. A copy of Mr. Shukur's resignation is filed as Exhibit 17.1 to our report on Form 8-K filed on November 14, 2003.

STOCK SPLIT. On November 3, 2003, our Board of Directors approved a 7 for 1 stock split of our issued and outstanding common stock which shall be effectuated through a dividend of six shares for each share of common stock outstanding as of the record date. The dividend will be payable on November 17, 2003 for shareholders of record on November 14, 2003. After the split, the total number of our issued and outstanding shares of common stock will be 87,853,150 shares. Fractional shares are to be rounded upward.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b)      Reports on Form 8-K

         None during the reporting period.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Fellows Energy Ltd.,
                                   a Nevada corporation



November 14, 2003             By:  /s/   John R. Muellerleile
                                   -----------------------------------
                                    John R. Muellerleile
                                    Chief Executive Officer, President,
                                    Chief Financial Officer, Secretary, Director