Form 10KSB
period 2003-12-31
FELLOWS ENERGY LTD
filed 2004-04-02
CIK 1144439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-33321

Fellows Energy Ltd.

(Name of Small Business Issuer In Its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Interlocken Boulevard, Suite 400, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

(303) 327-1525

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2004, approximately $51,290,752.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 26, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held in June, 2004 are incorporated by reference into Part III, Items 9-12, 14.

Transitional Small Business Disclosure format (check one):    ☐  Yes    ☒  No

PART I

Item 1. Description of Business.

Our Background

Fellows Energy Ltd. (the “Company” or “Registrant,” formerly known as Fuel Centers, Inc.) was incorporated as a corporation in Nevada on April 9, 2001. In November 2001, the SEC declared effective our registration statement on Form SB-2 to register 2,405,000 shares of common stock held by our shareholders.

The Company was originally formed to offer a full range of business consulting services in the retail automobile fueling industry. We planned to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or “Superstations.” In 2003, our operations consisted primarily of providing business consulting services in the retail automobile fueling industry. We did not generate any revenues in 2003.

On November 12, 2003, we changed our name from Fuel Centers, Inc. to Fellows Energy Ltd. The name change became effective with the filing of a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State. We changed our name to Fellows Energy Ltd. because we desired to enter into various asset acquisitions with other entities in order to enter the oil and gas business, increase revenues, attain profitability, and improve the total value of the Registrant to its shareholders. In January 2004, the Company changed its operational focus from automobile fueling centers to exploration for oil and gas.

Business of Issuer

Entry Into Oil and Gas Business

Based on our new operational direction, on January 5, 2004, the Company closed the purchase of certain interests in certain oil and gas leases owned by Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond,” which is wholly owned by George S. Young, who became the Registrant’s Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of the Registrant’s common stock. Commencing with the purchase of these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 will consist of exploring the leased properties as well as seeking to acquire and explore additional properties. The Company’s goal is to discover oil and gas on the leased properties.

On January 5, 2004 the Company closed its Purchase Agreement with Diamond, dated December 8, 2003 (“Agreement”), and the Company acquired certain interests in oil and gas leases in Utah (“Leases”) by means of acquiring the assignment of rights held by Diamond. These leases include the following: Utah School and Institutional Trust Lands Administration Oil and Gas Leases, Nos. 48330, 48331, 48332, 48333, 48334, 48335, 48336, 48337, 48338, 48339, 48340, 48341, 48342 and 48344. Additionally, under the Agreement Diamond agreed to negotiate the possible acquisition of interests in additional properties.

Change of Control

In connection with the transaction with Diamond, the Company (i) issued 3,500,000 shares of the Registrant’s common stock to Diamond; (ii) completed a private placement of $2,750,000, pursuant to which the Registrant issued 2,750,000 shares of its common stock at $1.00 per share; (iii) appointed George S. Young as the President, Chief Executive Officer and a Director of the Registrant and Steven L. Prince as the Vice President and a Director of the Registrant; (iv) accepted the resignation of its current management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for an aggregate sum of $25,000; and (v) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to the Company.

Competition in the Oil and Gas Industry

Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. Such companies may be able to pay more for prospective oil and gas properties. Additionally, such companies may be able to evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial and human resources permit. We do not hold a significant competitive position in the oil and gas industry.

Exploration Services

Pursuant to the Diamond agreement, Fellows must spend $1.2 million by Summer, 2004 in connection with the acquired leases. The Company plans to drill two to three wells before this deadline and anticipates that the requisite amount will be spent.

The Company on January 26, 2004, entered into an Exploration Services Funding Agreement (“Exploration Services Agreement”) with Thomasson Partner Associates, Inc. (“Thomasson”), whereby Thomasson provides to the Company the first right to review and purchase up to a 50% interest in oil and natural gas exploration projects developed by Thomasson. Under the Exploration Services Agreement, in 2004 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves (200 BCF) or 20 million barrels of oil reserves (20 MMBO). The Company has the first right to review exploration projects developed by Thomasson and, after viewing a formal presentation regarding a project, the Company has a period of thirty days in which it has the option to acquire up to 50% of the project. In consideration, the Company in 2004 will pay to Thomasson an overhead fee, as well as a fee for each project that the Company acquires from Thomasson. The term of the agreement is from January 1, 2004 to December 31, 2004, and continues year to year thereafter until either party gives 90 days written notice of termination.

Employees

As of March 16, 2004, the Company had four employees. The majority of development services has been provided to the Company by the officers and outside, third party vendors.

Governmental Regulations

Exploration and Production

Our United States operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

The Company’s business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. The Company plans to develop internal procedures and policies to ensure that its operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company’s business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Environmental Matters

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Our Business in 2003

We have only generated minimal revenues to date and, in 2003, did not have any revenues. We were originally formed to offer a full range of business consulting services in the retail automobile fueling industry. Our plan was to offer advice and assistance on issues of business strategy and development of high-volume, multi-revenue source, retail automobile fueling centers or “Superstations.” Superstations typically include retail fueling facilities, quick service restaurants, car wash facilities and a convenience store. We intended to provide services to owners of existing fueling stations who desire to convert their facilities into a Superstation, as well as to parties not engaged in the retail sale of motor fuel but who desired to establish fueling facilities. We anticipated that a majority of our revenue would be derived from fees paid by clients for our advice, services and business development products.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission (“SEC”). We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, as well as Form 8-K and other reports required under the securities laws. We are not required to deliver an annual report to shareholders and will not voluntarily send a report to shareholders. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at < http://www.sec.gov >. The Company’s Internet address is < http://www.fellowsenergy.com/ >.

Item 2. Description of Property.

Our Facilities

In February, 2004, the Company moved to its offices to 370 Interlocken Boulevard, Suite 400, Broomfield, CO 80021, and changed its telephone number to (303) 327-1525. During 2003, our headquarters were located at 9323 Vista Serena, Cypress, California 90630, telephone number (714) 220-1806. Jack Muellerleile, our president, secretary and one of our Directors during 2003, provided office space to us during 2003 at no charge.

Oil and Gas Assets

Reserves Reported to Other Agencies

At this time, we have booked no reserves and therefore none have been reported to any agencies.

Production

At this time, we have not established production on any of our recently acquired options and/or properties.

Production Wells and Acreage

We have no productive wells or acreage at this time.

Undeveloped Acreage

The following table summarizes our leasehold acreage as of March 30, 2004. Undeveloped acres are those on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are those which are spaces or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table includes acreage in which we have a contractual right to acquire or to earn through drilling projects and certain other acreage for which we have not yet received leasehold assignments.

	Undeveloped Gross	Acres Net	Developed Gross	Acres Net	Working Interest
Gordon Creek	5,242	5,242	—	—	100%
Carter Creek	10,678	10,678	—	—	100%
Weston County	19,290	19,290	—	—	100%
Deer Creek	37,040	9,260	—	—	25%
Johns Valley	25,201	17,641	—	—	70%
Overthrust CBM	185,000	120,250	—	—	65%

TOTAL	72,250	44,470	—	—

Following is a brief description of each of the above tabulated projects:

GORDON CREEK, UTAH. On February 9, 2004, Fellows acquired an option to purchase the 5,242 acre Gordon Creek Project from the Houston Exploration Company of Houston, Texas. The Gordon Creek Project is in an area of known coalbed methane and conventional natural gas resources in Carbon County, Utah near other operating coalbed methane projects.

CARTER CREEK, WYOMING. On March 2, 2004 we purchased 100% working interest in the 10,678-acre Carter Creek Project in the southern Powder River Basin. We believe that Carter Creek hosts a hydrocarbon exploration project. Several existing wells in the Carter Creek area currently produce oil and based on our analysis of the geologic structure of this region, we expect to find productive zones in the Cretaceous, Niobrara, Turner (Frontier), and Mowry formations.

WESTON COUNTY, WYOMING. Early in 2004 we acquired an option to purchase a 100% working interest in 19,290 net acres of oil and gas rights in Weston County, Wyoming. We believe that this area has potential for future oil production from the Dakota Channel Sandstone and the Mennelusa Sandstone.

DEER CREEK PROJECT, MONTANA. Early in 2004 we purchased an option to acquire a 25% working interest in 37,039.60 net leased acres in the Deer Creek Project. The project will be operated by Houston Exploration, who holds the remaining 75% working interest in the leases.

JOHNS VALLEY PROJECT, UTAH. Effective October 7, 2003, we entered into an Option Agreement with Johns Valley Limited Partnership LP whereby we have the option to earn 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration (“SITLA”). To earn the 70% Working Interest, we have committed to expend a total of $3,000,000 prior to March 6, 2006 in drilling and coring in Johns Valley to better characterize the coal and coalbed methane potential.

OVERTHRUST CBM PROJECT, UTAH & WYOMING. Effective March 17, 2004, we entered into a Lease Option and Acquisition Agreement with Quaneco, L.L.C. (“Quaneco”). Quaneco is a privately held oil and gas company operating primarily in the Rocky Mountain Region. Under the terms of the agreement we will have the option to acquire a 65% working interest in all or part of the approximately 185,000 leased acres after drilling core wells and developing a pilot project for approximately $2,000,000 over the next year.

Drilling Activity

We are currently drilling our first exploratory well, the Crane 6-7 in the Overthrust CBM Project in Rich County, Utah. The well spudded on March 25, 2004 and we plan to core the Spring Valley and Bear River Coals in the Frontier and Kelvin Formations.

Present Activities

In addition to drilling the Crane 6-7, we are currently awaiting approval from the Utah Division of Oil, Gas and Mining (“DOGM”) to drill the 10-33C2 well in Johns Valley in Garfield County, Utah. Drilling and coring equipment are awaiting orders to mobilize to Johns Valley to commence drilling. The well will enable us to core and test the coals in the Dakota Formation.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

As discussed in the Company’s Form 10-QSB, filed November 14, 2003, on November 10, 2003 the Company held a special shareholders meeting (the “Meeting”). At the Meeting, a majority of shareholders of our common stock voted to approve the filing of the Certificate of Amendment to our Articles of Incorporation to effect the following:

•	Changing our corporate name to Fellows Energy Ltd.

•	Increasing our authorized common stock to 100,000,000 shares and our preferred stock to 25,000,000 shares

•	Allowing for future shareholder meetings to be held by written consent in lieu of a meeting

•	Ratifying our 2003 Stock Option Plan

Our Certificate of Amendment was filed with the State of Nevada on November 12, 2003, giving effect to the name change, the increase in authorized common and preferred stock and the conduct of shareholders meetings by written consent.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Prices of Common Stock

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol “FLWE.” This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 29, 2004, we had a bid price of $1.30 and an ask price of $1.33. Quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High*	Low*
October 1, 2003 to December 31, 2003	1.78	.043
July 1, 2003 to September 30, 2003	.15	.043
April 1, 2003 to June 30, 2003	.15	.15
January 1, 2003 to March 31, 2003	.15	.15
October 1, 2002 to December 31, 2002**	.38	.15

*	High and low closing prices for common stock per share, as reported by NASDAQ and adjusted for stock splits.
**	Prices not available prior to October 24, 2002.

We are authorized to issue 100,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of March 26, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding. We are also authorized to issue 25,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

In November 2001, our registration statement on Form SB-2 to register 2,405,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is twenty-two and we have approximately 3,400 benefiicial holders of our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are 58,000 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933 and 6,308,000 restricted shares of common stock outstanding. On November 3, 2003, our Board of Directors approved a 7 for 1 stock split of the issued and outstanding common stock, effectuated through a dividend of six shares for each share of common stock outstanding as of the record date and payable on November 17, 2003 for shareholders of record on November 14, 2003. Prior to that, on June 17, 2002, we authorized a 2.09 to 1 split of our common stock by means of a dividend of 1.09 shares of common stock for each share of common stock for holders of record on June 21, 2002. In January 2004 we redeemed 52,610,000 shares of common stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Stock Option Plan

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and Directors. As noted in the table below, the incentive stock option plan for our executive officers authorizes up to 2,000,000 shares of authorized common stock, $.001 par value per share, to be purchased pursuant to the exercise of Options. The effective date of the stock option plan was October 9, 2003, and the stock option plan was approved by shareholders on November 10, 2003. As of March 29, 2004, no options have been granted pursuant to the incentive stock option plan.

Our Board of Directors, or a committee thereof, administers the stock option plan and is authorized, in its discretion, to grant options thereunder to all of our eligible employees, including officers, and to our Directors, whether or not those Directors are also our employees. Options will be granted pursuant to the provisions of the incentive stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan will not be exercisable after the expiration of ten years from the date of grant.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	2,000,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	2,000,000

Sale of Nonregistered Securities

On January 5, 2004, the Company sold 2,750,000 common stock for $1.00 per share in a private placement to three foreign entities in reliance on an exemption from registration pursuant to

Regulation S and Section 4(2) of the Securities Act of 1933 as amended. Also on January 5, 2004, the Company issued 3,500,000 shares to Diamond in exchange for oil and gas properties in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

Overview

Entry Into Oil and Gas Business

On January 5, 2004, we entered a new business, the oil and gas exploration business. On January 5, 2004, the Company closed the purchase of certain interests in certain oil and gas leases owned by Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond,” which is wholly owned by George S. Young, who became the Registrant’s Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of the Registrant’s common stock. Commencing with the purchase of these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 will consist of exploration projects as well as seeking to acquire and explore additional properties. The Company’s goal is to discover oil and gas.

Pursuant to the transaction with Diamond, the Company acquired certain interests in oil and gas leases in Utah (“Leases”) by means of acquiring the assignment of rights held by Diamond. These leases include the following: Utah School and Institutional Trust Lands Administration Oil and Gas Leases, Nos. 48330, 48331, 48332, 48333, 48334, 48335, 48336, 48337, 48338, 48339, 48340, 48341, 48342 and 48344. Additionally, under the Agreement Diamond agreed to negotiate the possible acquisition of interests in additional properties.

Change of Control

In connection with the transaction with Diamond, the Company (i) issued 3,500,000 shares of the Registrant’s common stock to Diamond; (ii) completed a private placement of $2,750,000, pursuant to which the Registrant issued 2,750,000 shares of its common stock at $1.00 per share; (iii) appointed George S. Young as the President, Chief Executive Officer and a Director of the Registrant and Steven L. Prince as the Vice President and a Director of the Registrant; (iv) accepted the resignation of its current management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for an aggregate sum of $25,000; and (v) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to the Company.

As a result of this change in direction, our 2003 financial results are of limited assistance in understanding our present operations.

Risks Associated with the Oil & Gas Industry and Operations

The Company has a limited operating history in the oil and gas business and it may not discover commercially productive reserves. The Company’s future success depends on its ability to economically locate oil and gas reserves in commercial quantities. The Company’s anticipated exploration and development activities are subject to reservoir and operational risks. Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production. These risks include the inability to sustain deliverability a commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.

The Company expects to maintain insurance against some, but not all, of the risks associated with drilling and production in amounts that it believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not likely to be fully insured could have a material adverse effect on the Company’s financial condition and results of operations.

Oil and gas prices are volatile and an extended decline in prices could hurt the Company’s business prospects. Our future operations and the anticipated carrying value of the Company’s oil and gas properties will depend heavily on then prevailing market prices for oil and gas. The Company expects the markets for oil and gas to continue to be volatile. If the Company is successful in establishing production, any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on its results of operations;

•	limit its ability to attract capital;

•	make the formations it is targeting significantly less economically attractive;

•	reduce its cash flow and borrowing capacity; and

•	reduce the value and the amount of any future reserves.

Various factors beyond the Company’s control will affect prices of oil and gas, including:

•	worldwide and domestic supplies of oil and gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil or gas producing regions;

•	the price and level of foreign imports;

•	worldwide economic conditions;

•	marketability of production;

•	the level of consumer demand;

•	the price, availability and acceptance of alternative fuels;

•	the availability of processing and pipeline capacity, weather conditions; and

•	actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.

Forward-looking Statements

Certain of the information in this Form 10-KSB includes forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. Some of the factors that may cause these forward looking statements not to be realized are identified above under the heading “Risks Associated with Oil and Gas Industry and Operations.”

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

Plan of Operation

During the calendar year 2004, we expect to pursue oil and gas operations on some or all of the leases held by us in the Rocky Mountains, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although there is no assurance additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

We expect that our current cash position following our January 5, 2004 private placement that provided gross proceeds of $2,750,000 will be sufficient to fund our cash requirements during the calendar year 2004, although we intend to continue financing efforts to support our current and proposed oil and gas operations. We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Our future financial results continue to depend primarily on (1) our ability to establish commercial quantities of hydrocarbons; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. There can be no assurance that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

We will need to raise additional funds to cover capital expenditures in the future. These funds may come from cash flow, equity or debt financing, or from sales of interests in our properties, although there is no assurance continued funding will be available.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition or Plan of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, our only asset consisted of cash of $291,445. We had no other property or assets at that date. Our total current liabilities were $50,781, which was represented by accounts payable and accrued expenses. In addition, at December 31, 2003, we had a convertible note payable to a third party investor in the amount of $350,000. Subsequent to December 31, 2004 the Company raised $2,750,000 of gross proceeds from a private placement which should provide adequate funds to pursue our oil and gas operations in 2004. Please refer to the discussion under the heading “Plan of Operations” above.

Results of Operations

Revenues. For the years ending December 31, 2003 and 2002, we realized no revenues from providing consulting services.

Operating Expenses. For year ending December 31, 2003, our total operating expenses were $111,632. Those expenses were represented $107,492 in legal and professional fees, and $4,140 office expenses. We also had

$10,243 in accrued interest expense, or net other expense of $10,243. Therefore, for the year ending December 31, 2003, we experienced a net loss of $123,475.

For the year ending December 31, 2002, our total operating expenses were $97,627. That amount was represented by $9,104 in consulting services, $84,503 in legal and professional fees, and $4,020 office expenses. These expenses were offset by a gain related to the extinguishment of debt in the amount of $78,052. Therefore, our net loss for the year ending December 31, 2002 was $21,319.

The increase in our operating expenses during the year ended December 31, 2003 compared to the prior year was due to the significant legal and professional fees we incurred in connection with the preparations to negotiate and consummate our agreement with Diamond.

Item 7. Financial Statements.

The financial statements required by Item 7 are presented in the following order:

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

March 29, 2004

To the Stockholders of

Fellows Energy Ltd.

We have audited the accompanying balance sheet of Fellows Energy Ltd. (formerly, Fuel Centers, Inc.) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

HALL & COMPANY

Irvine, California

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

BALANCE SHEET

DECEMBER 31, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash	$291,445	$183
Prepaid expenses	—	7,880
Interest receivable	—	35,308

Total current assets	291,445	43,371

OTHER ASSETS	—	—

Total assets	291,445	$43,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,781	$31,652

Total current liabilities	50,781	31,652

CONVERTIBLE NOTE PAYABLE	$350,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; Authorized shares— 25,000,000 Issued and outstanding shares— 0		—
Common stock, $.001 par value; Authorized shares— 100,000,000 Issued and outstanding shares— 87,853,150 and 12,550,000	87,853	12,550
Additional paid-in capital	—	40,955
Accumulated deficit	(197,189)	(41,786)

Total stockholders’ equity	(109,336)	11,719

Total liabilities and stockholders’ equity	$291,445	$43,371

See accompanying notes to financial statements.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
NET REVENUES	$—	$—

OPERATING EXPENSES
Consulting services	—	9,104
Legal and professional fees	107,492	84,503
Office expense	4,140	4,020

Total operating expenses	111,632	97,627

LOSS FROM OPERATIONS	(111,632)	(97,627)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	—	78,052
Interest income	—	70,617
Interest expense	(10,243)	(72,361)

Total other income (expense)	(10,243)	76,308

LOSS BEFORE PROVISION FOR INCOME TAXES	(121,875)	(21,319)

PROVISION FOR INCOME TAXES	1,600	—

NET LOSS	(123,475)	(21,319)

NET INCOME PER COMMON SHARE— BASIC AND DILUTED	$—	$—

WEIGHTED AVERAGE OF COMMON SHARES— BASIC AND DILUTED	87,853,150	11,957,600

See accompanying notes to financial statements.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2003 AND 2002

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT			TOTAL
Balance, December 31, 2001	6,005,000	$6,005	$24,564	$(20,467)	$10,102

Issuance of forward common stock split	6,545,450	6,545	(6,545)	—	—

Expenses paid by officer	—	—	22,936	—	22,936
Net loss/comprehensive loss	—	—	—	(21,319)	(20,467)

Balance, December 31, 2002	12,550,450	12,550	40,955	(41,786)	11,719
Expenses paid by officer	—	—	2,420	—	2,420

Issuance of forward common stock split	75,302,700	75,303	(43,375)	(31,928)	—
Net loss/comprehensive loss	—	—	—	(123,475)	(123,475)

Balance, December 31, 2003	87,853,150	$87,853	$—	$(197,189)	$(109,336)

See accompanying notes.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003 AND 2002

CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002
Net loss	$(123,475)	$(20,319)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	—	(78,052)
Expenses paid by officer	2,420	22,936
Changes in operating assets and liabilities
(Increase) in prepaid expenses	7,880	(7,880)
(Increase) decrease in interest receivable	35,308	(35,308)
Increase in accounts payable and accrued expenses	19,129	29,117

Net cash used in operating activities	(58,738)	(90,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment in exchange of 8% convertible note receivable	—	(2,000,000)

Net cash used in investing activities	—	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	35,000	—
Payment of note payable	(35,000)	—
Proceeds from issuance of 8% convertible notes payable	350,000	2,041,000
Assignment of 8% convertible note	—	37,052

Net cash provided by financing activities	350,000	2,078,052

NET INCREASE (DECREASE) IN CASH	291,262	(12,454)

CASH, beginning of period	183	12,637

CASH, end of period	$291,445	$183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,600	$—

Interest paid	$—	$—

See accompanying notes to financial statements.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Note 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Fellows Energy Ltd., formerly Fuel Centers, Inc. (the “Company”) is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. The Company was incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, the Company changed its name to Fellows Energy Ltd. Its current principal offices are located in Broomfield, Colorado.

Cash Equivalents – For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2003, the Company had no cash equivalents.

Fair Value of Financial Instruments – The carrying amount of the Company’s financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Recognition of Revenue – The Company records revenues when title passes and delivery occurs to its customers, fee is fixed and determinable, and collectibility is reasonably assured.

Income Taxes – The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Net Loss per Common Share – The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

Comprehensive Loss – The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2003, the Company had no other components of its comprehensive income or loss other than the net loss as reported on the statements of operations.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. At December 31, 2003, the Company had $197,562 in cash in excess of federally insured limits.

Research Expenditures – Research expenditures are expensed in the year incurred.

Reclamation and Abandonment Costs – The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Long-Lived Assets—The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company’s adoption of SFAS No. 144 did not have a material impact on its operations or financial position.

Extinguishment of Debt – The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which requires any gains or losses on debt extinguishment to be presented as a component of results from continuing operations unless the extinguishment meets the criteria for classification as an extraordinary item in Accounting Principles Board Opinion No. 30. The effect of the adoption and application of this standard was to increase income before taxes for the year ended December 31, 2002 by approximately $78,000 as detailed in Note 8.

Note 2 – CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of December 31,2003, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operation. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. Should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Note 3 – ACCRUED EXPENSES

Accrued Wages and Compensated Absences – The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2003.

Note 4 – CONVERTIBLE NOTE PAYABLE

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

Note 5 – COMMON STOCK

On June 17, 2002, the Company’s board of directors declared a two and nine hundredths to one (2:09:1) forward stock split to the stockholders of record as of June 21, 2002. The stock dividend was paid on June 24, 2002 and resulted in an increase of the Company’s issued and outstanding common stock to 12,550,450 shares.

On November 3, 2003, the Company’s Board of Directors approved a seven to one (7:1) stock split of the Company’s issued and outstanding common stock, which shall be effectuated through a dividend of six shares for each share of common stock outstanding as of the record date. The dividend will be payable on November 17, 2003 for shareholders of record on November 14, 2003. After the split, the total number of the Company’s issued and outstanding shares of common stock will be 87,853,150 shares. The common stock will continue to be $.001 par value.

On November 12, 2003, the Company amended the Articles of Incorporation to change its name from Fuel Centers, Inc. to Fellows Energy Ltd. The amendment also ratified an increase in the authorized number of shares of its $.001 par value common stock from 50,000,000 to 100,000,000 shares and an increase in the number of preferred shares from 5,000,000 to 25,000,000.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Note 6 – INCOME TAXES

At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $120,000, expiring at various times through 2003 that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

In addition, the Company has deferred tax assets of approximately $40,800 at December 31, 2003. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($40,800) has been provided for the deferred tax assets.

Note 7 – RELATED PARTY TRANSACTIONS

The Company occupied office space provided by its former officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the former officer’s total monthly costs. These amounts are shown in the accompanying statements of operations for the years ended December 31, 2003 and 2002 and are considered additional contributions of capital by the former officer and the Company.

On January 5, 2004, the Company acquired certain interests in certain oil and gas leases owned by a corporation controlled by the President of the Company as further detailed in Note 9.

Note 8 –EXTINGUISHMENT OF DEBT

On June 26, 2002, the Company entered into a Letter of Intent to acquire all of the outstanding common stock of Linsang Manufacturing, Inc., a Delaware corporation (“LMI”), in a tax-free reverse merger in exchange for 12,500,000 shares of common stock of the Company. On November 19, 2002, the Company terminated its negotiations for a definitive agreement with LMI. As a result, on December 5, 2002, the Company assigned its interest in the bridge financing transactions of a $2,000,000, 8% convertible note receivable and corresponding 8% convertible notes payable. In connection with these transactions, the Company recorded a gain of $78,052.

Note 9 – STOCK OPTION PLAN

On October 9, 2003, the Company adopted an incentive stock option plan, pursuant to which up to 2,000,000 shares of the Company’s common stock are reserved for issuance to satisfy the exercise of options. At December 31, 2003, no options were granted pursuant to the plan.

Note 10 – SUBSEQUENT EVENTS

Asset Acquisition and Stock Redemption—On January 5, 2004, the Company acquired certain interests in certain oil and gas leases of the Johns Valley, Utah project owned by Diamond Oil & Gas Corporation (Diamond) in exchange for 3,500,000 shares of the Company’s common stock. As a result, the Company appointed new management while accepting the resignation of its current management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for an aggregate sum of $25,000.

Private Placement – Also in connection with the asset purchase agreement, the Company completed a private placement of $2,750,000, pursuant to which the Company issued 2,750,000 shares if its common stock at $1.00 per share.

Commitments

Johns Valley, Utah – On January 5, 2004, the Company acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by the President of the Company.

As of January 5, 2004, all required payments under the option agreement, dated October 7, 2003, had been made and the owner of the mineral claims consented to the assignment of the option agreement to the Company. The required payment was $100,000 on October 8, 2003.

The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, the Company is required to expend the following sums in exploration drilling on or before the dates specified: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000.

Weston County, Wyoming – In January 2004, the Company acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming.

Deer Creek, Montana – In January 2004, the Company acquired an option to purchase a 25% working interest for $156,000 in 37,040 acres known as the Deer Creek Project. The project will be operated by the Houston Exploration Company.

Gordon Creek, Utah – On February 9, 2004, the Company acquired an option to purchase 5,242 acres for $288,000 known as the Gordon Creek Project from the Houston Exploration Company. The Gordon Creek Project is in an area of known coalbed methane and conventional natural gas resources in Carbon County, Utah near other operating coalbed methane projects.

Carter Creek, Wyoming – On March 2, 2004, the Company purchased for $223,000 a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming. There are several producing wells in the Carter Creek area.

Operating Lease – During February 2004, the Company entered into a six-month noncancellable operating lease for use of its office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should the all options to renew be exercised by the Company.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 11, 2002, our Board of Directors voted to replace our independent accountant, Quintanilla Accountancy Corporation (“Quintanilla”). Effective November 11, 2002, our independent accountant is Hall & Company, certified public accountants (“Hall & Company”). We retained the accounting firm of Hall & Company on November 11, 2002, to make an examination of our financial statements the 2002 and 2003 fiscal years. We authorized Quintanilla to respond fully to any inquiries from Hall & Company and to make its work papers available to Hall & Company.

The reports of Quintanilla from April 9, 2001, the date of our inception, through November 11, 2002, did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to the certainty, audit scope or accounting principles. During April 9, 2001 through November 11, 2002, there were no disagreements between us and Quintanilla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During our two most recent fiscal years or any subsequent interim period prior to engaging Hall & Company, we did not consult with Hall & Company regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. In addition, during April 9, 2001 through November 11, 2002, there were no “reportable events” within the meaning of Item 304 of the Securities and Exchange Commission’s Regulation S-K.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13A-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART III

As permitted by General Instruction E(3) of Form 10-KSB, the information required by Part III, Items 9, 10, 11, 12, and 14 are incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form. If such proxy statement is not filed within the 120-day period, the information will be filed as an amendment to this Form 10-KSB, not later than the end of the 120-day period.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.i	Articles of Incorporation*

3.ii	Bylaws*

10.1	Purchase Agreement with Diamond Oil and Gas Corporation, dated October 22, 2003**

10.3	Stock Option Plan***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

*	Incorporated by reference. Included in the registration statement on Form SB-2 filed on August 10, 2001.
**	Incorporated by reference from Exhibit 10.1 of Form 8-K filed January 6, 2004.
***	Incorporated by reference from Schedule 14A, filed on October 22, 2003.

Reports on Form 8-K

On November 14, 2003, we filed a Form 8-K which addressed the following items: (i) our name change from Fuel Centers, Inc. to Fellows Energy Ltd.; (2) an increase in our authorized number of shares of $.001 par value common stock from 50,000,000 to 100,000,000 shares and an increase in preferred stock from 5,000,000 to 25,000,000 shares; (iii) the approval of the above actions by shareholders holding a majority of the Registrant’s outstanding common stock; (iv) ratification of the Registrant’s 2003 stock option plan at a special shareholders meeting held on November 10, 2003, in accordance with the relevant sections of the Nevada Revised Statutes; (v) amendment of the Company’s articles of incorporation to allow for future shareholder actions to be approved by written consent in lieu of a meeting; (vi) the change in the Registrant’s symbol from “FCTE” and the change in our CUSIP Number from 35951M-10-6 to 314347-10-5; (vii) the November 3, 2003 approval by the Registrant’s Board of Directors of a 7 for 1 stock split of the Registrant’s issued and outstanding common stock, effectuated through a dividend of six shares for each share of common stock outstanding as of the record date, and payable on November 17, 2003 for shareholders of record on November 14, 2003; and (viii) the resignation of K. John Shukur as the Treasurer and Director of the Registrant.

On December 9, 2003, we filed a Form 8-K disclosing that on December 8, 2003, Fellows Energy Ltd. entered into an agreement with Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond”) to purchase Diamond’s interests in certain oil and gas leases in Utah by means of acquiring the assignment of rights that Diamond acquired from UCM Investment Corporation in exchange for 3,500,000 shares of the Registrant’s common stock.

On December 24, 2003, we filed a Form 8-K disclosing the following: (i) our satisfaction of the conditions for closing the agreement with Diamond to purchase Diamond’s exploration and drilling interests in certain oil and gas leases in Utah; (ii) the anticipated closing of the agreement between Diamond and Fellows Energy on January 5, 2004; and (iii) that Fellows Energy anticipated, following the closing, the appointment of Diamond’s management to its own Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in Boulder, Colorado, on April 2, 2004.

Fellows Energy Ltd. a Nevada corporation

By:	/s/ George S. Young
George S. Young
Its:	Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ George S. Young	April 2, 2004
George S. Young
Its:	Chief Executive Officer,
President and Director (and Acting Chief Accounting Officer)

By:	/s/ Steve Prince	April 2, 2004
Steve Prince
Its:	Director

Exhibit Index

(a) Exhibit No.

3.i	Articles of Incorporation*

3.ii	Bylaws*

10.1	Purchase Agreement with Diamond Oil and Gas Corporation, dated October 22, 2003**

10.3	Stock Option Plan***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Financial Officer, George S. Young

*	Incorporated by reference. Included in the registration statement on Form SB-2 filed on August 10, 2001.
**	Incorporated by reference from Exhibit 10.1 of Form 8-K filed January 6, 2004.
***	Incorporated by reference from Schedule 14A, filed on October 22, 2003.