Form 10KSB/A
period 2003-12-31
FELLOWS ENERGY LTD
filed 2004-04-29
CIK 1144439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-33321

Fellows Energy Ltd.

(Name of Small Business Issuer In Its Charter)

Nevada	33-0967648
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

370 Interlocken Boulevard, Suite 400, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

(303) 327-1525

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2004, approximately $51,290,752.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2004, there were 41,493,150 shares of the issuer’s $.001 par value stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):    ☐  Yes    ☒  No

Fellows Energy Ltd.

Form 10-KSB/A

EXPLANATORY NOTE

This amended annual report on Form 10-KSB/A is filed to provide information required by Part III of Form 10-KSB. As permitted by General Instruction E to this form, the original filing of the Registrant’s annual report on Form 10-KSB incorporated by reference the information required by Part III from its definitive proxy statement or information statement.

The information called for in Part III may be filed as an amendment to the Form 10-KSB when a definitive proxy statement or information statement is not filed within 120 days after the end of the fiscal year covered by this form. The Registrant has not filed a definitive proxy statement or information statement. Accordingly, the Registrant is filing this Form 10-KSB/A.

The information contained in this Form 10-KSB/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the date of the original filing of the Registrant’s annual report on Form 10-KSB. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant has set forth the complete text of each item of its originally filed annual report affected by this amendment.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors

We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could disrupt our operations, reduce profits and hinder future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives. We cannot guarantee that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guarantee that we will be able to continue to do so. Our officers and directors will hold office until their resignations or removal.

The following table sets forth information regarding the Registrant’s executive officers and directors:

Name	Age	Position held
Pre-January, 2004
John R. Muellerleile	61	Former President, Secretary, and Director
K. John Shukur . . . . . . . . . .	32	Former Treasurer and Director

Since January, 2004
George S. Young . . . . . . . .	52	President, Chief Executive Officer and Director
Steven L. Prince	39	Vice President and Director

John R. Muellerleile. From April, 2001 to January, 2004, Mr. Muellerleile was our president, secretary and one of our directors. Mr. Muellerleile has experience in commercial real estate, business brokerage, franchising and entrepreneurship and the oil business. During 2003, Mr. Muellerleile was president and majority shareholder in Vincent James Ltd., a corporation specializing in residential property, and president of Echo Services, Inc. From 1990 to 2003, Mr. Muellerleile was the owner of Site Location Solutions, a firm specializing in the petroleum, food service and entertainment industries. Between 1992 and 2003, he handled over 275 successful engagements acquiring a location or transaction in each target area, whether purchase, lease, or joint venture. Mr. Muellerleile is an expert in lease and purchase analyses and negotiations, major oil company management thinking and supply contracts and competitive allowances and restaurant and entertainment related transactions. Mr. Muellerleile enjoyed a distinguished 23-year career with Mobil Oil during which he held thirteen different positions culminating in responsibility for all real estate activities throughout the western two-thirds of the United States. He was responsible for the acquisition and retention, by lease or purchase, of thousands of properties, several hundred divestments, as well as numerous other business opportunity buy/sell agreements, lease renewals, exercise of options, market evaluations, competitive analyses and strategic decision making regarding wide-area distribution agreements.

During the past five years, Mr. Muellerleile has specialized in Superstation developments that involve multiple profit centers and industry-leading revenues. Mr. Muellerleile earned his Bachelor of Science degree in business from University of Missouri in 1964. During our 2003 fiscal year, Mr. Muellerleile was not an officer or a director of any other reporting company.

K. John Shukur. From June, 2001 to January, 2004, Mr. Shukur was our Treasurer and one of our directors. Mr. Shukur has experience in the retail food industry. From 1994 to 2003, Mr. Shukur was the operator of Samurai Harry’s, a chain of Japanese-American food restaurants located in Southern California. Mr. Shukur earned his Bachelor of Science degree in Environmental Analysis and Design from University of California, Irvine in 1994. Mr. Shukur is not an officer or a director of any other reporting company. The foregoing information concerning Mr. Shukur is based on information provided in the Company’s previous 1934 Act reports.

Steven L. Prince. As of January 5, 2004, Mr. Prince was appointed as our Vice President and a member of our Board of Directors. Mr. Prince is a petroleum engineer with over 13 years of operating experience in conventional oil and gas drilling and in coal bed methane drilling and field development. From 2003 to the present, Mr. Price has been a Senior Petroleum Engineer for the Navajo Indian Nation. From 2001 to 2003, Mr. Price was an Operations Manager with CBM Production consultants. From 1997 to 2002, he served as Executive Director of the Castle Valley Gas Producers Council, a gas industry trade association. Previous positions also include Drilling Engineer with Shell Western Exploration & Production; Operations Manager and Engineering Manager with River Gas Corporation in which he played a significant role in developing the Drunkard’s Wash Field, one of the most successful coal bed methane fields in the United States, located in Central Utah. Mr. Prince is a member of the Society of Petroleum Engineers and the Rocky Mountain Association of Geologists. Mr. Prince received his B.S. in Petroleum Engineering from Montana College of Mining, Science and Technology in 1987. Mr. Prince is not an officer or director of any other reporting company.

George S. Young. On January 5, 2004, Mr. Young was appointed as President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Young is an experienced business executive in the mining and petroleum industries. He is an attorney and engineer by profession, and began his legal career in the law department of Exxon Company USA. Mr. Young also worked at Kennecott Copper Corporation as a metallurgical engineer involved in the construction and start-up of a new copper smelter. From 1998 to 2002, Mr. Young was a partner at the firm of Pruitt Gushee & Bachtell located in Salt Lake City, Utah. Prior to that Mr. Young was the president of Oro Belle Resources Corporation in Golden, Colorado from 1996 to 1998. Previous positions also include General Counsel and Acting General Manager for the Intermountain Power Project, a $4.4 billion coal-fired power project; Domestic Minerals Division Counsel for Getty Oil Company; and General Counsel for Bond International Gold, Inc. Most recently, Mr. Young currently serves as a director and president of Palladon Ventures Ltd., a British Columbia corporation which trades on the TSX Venture Exchange under the trading symbol PLL.V, and is an exploration company with properties in Southern Argentina, and MAG Silver Corporation, a British Columbia corporation, which trades on the TSX Venture Exchange under the trading symbol MAG.V, and is a mining exploration company with projects in Mexico. Mr. Young is the sole owner, officer and director of Diamond Oil & Gas Corporation, a privately held Nevada corporation. He holds a B.Sc. in Metallurgical Engineering which he earned in 1975 from the University of Utah and a J.D. degree which he earned in 1979 from the University of Utah. Mr. Young is a member of the Society of Mining Engineers, and the state bars of Utah, Colorado and Texas. Mr. Young is not an officer or director or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is filed as an exhibit to this Form 10-KSB/A.

Audit Committee Financial Expert

We do not yet have an audit committee financial expert serving on audit committee since we have been focusing our efforts on the Company’s new operational direction in the oil and gas business.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer (or the individual serving in a similar capacity) and our other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 during the year ending December 31, 2003.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Jack Muellerleile (President, Secretary)	2003	None	None	None	None	None	None	None

After the reporting period covered by this form, in January, 2004, the Company accepted the resignation of its management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in connection with the Company’s purchase of certain oil and gas leases owned by Diamond Oil & Gas Corporation. In this exchange, Jack Muellerleile, the former and outgoing President and Secretary of the Company, received approximately $26,000 in exchange for 51,800,000 shares of common stock, and K. John Shukur, the former and outgoing Treasurer of the Company, received approximately $1,000 in exchange for 730,000 shares of stock.

Compensation of Directors

Our directors during the reporting period were also our employees and received no extra compensation for their service on our board of directors.

Stock Option Plan

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and directors. The incentive stock option plan for our executive officers authorizes up to 2,000,000 shares of authorized common stock, $.001 par value per share, to be purchased pursuant to the exercise of Options. The effective date of the stock option plan was October 9, 2003, and the stock option plan was approved by shareholders on November 10, 2003. To date no options have been issued under the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan

Our incentive stock option plan, described above, adopted by the Board of Directors on October 9, 2003, and approved by shareholders on November 10, 2003, reserves for issuance shares of our common stock are reserved for issuance to satisfy the exercise of options. As of April 26, 2004, no options have been issued pursuant to the plan.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	*2,000,000
Equity compensation plans not approved by security holders	0	0	0

Total	0	0	*2,000,000

*	The 2,000,000 shares available for future issuance are authorized common stock, $.001 par value per share.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common Stock	Diamond Oil & Gas Corporation (1)	3,500,000 shares	8.4%
Common Stock	George S. Young (1)	3,500,000 shares Chief Executive Officer, President, Director	8.4%
Common Stock	Steven L. Prince	No Shares Vice President, Director	0%
Common Stock	All directors and named executive officers as a group (1)	3,500,000 shares	8.4%

(1)	Diamond Oil & Gas Corporation is owned by George S. Young; therefore, Mr. Young is the beneficial owner of the shares held by Diamond Oil & Gas Corporation.

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

Item 12. Certain Relationships and Related Transactions.

There have been no related party transactions since January 1, 2003, except for the following:

John R. Muellerleile, our former president, secretary, and one of our directors, is the father of Michael J. Muellerleile, one of our shareholders and an employee of MC Law Group, which served during the reporting period as our legal counsel.

John R. Muellerleile, our former president, secretary and one of our directors, in 2003 provided office space to us at no charge.

Prior to Mr. Young’s becoming CEO of the Company, Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond”), of which Mr. Young is the sole officer, director and shareholder, entered into an agreement dated December 8, 2003 with the Company to sell the Company interest in certain oil and gas leases in exchange for 3,500,000 shares of the Company’s common stock, valued on December 8, 2003 at $1.01 per share. Diamond acquired the interest in these leases in consideration of services performed by Mr. Young and/or Diamond over approximately three years, including such matters as assistance with locating a third party investment to allow the holders of the leases to retain the leases, assistance in connection with negotiation of a settlement among the holders of the leases, establishment of a relationship with Thomasson Associates (with whom Fellows subsequently signed the Exploration Services Agreement pursuant to which all of the Company’s other oil and gas property interests have been obtained and which requires Thomasson to provide the Company a minimum of eight substantial projects per year (see Item 1, Description of Business, Exploration Services)) among other matters. Mr. Young’s substantial other entrepreneurial efforts to establish an oil and gas business were undertaken during this time and now benefit Fellows. The transaction closed on January 5, 2004 and as a result Diamond directly and Mr. Young indirectly owns 3,500,000 shares of the Company’s common stock which comprises 8.4% of the Company’s total issued and outstanding shares. Mr. Young also became CEO, President and a Director of the Company.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.

3.i	Articles of Incorporation*

3.ii	Bylaws*

10.1	Purchase Agreement with Diamond Oil and Gas Corporation, dated October 22, 2003**

10.3	Stock Option Plan***

14.1	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young
*	Incorporated by reference. Included in the registration statement on Form SB-2 filed on August 10, 2001.
**	Incorporated by reference from Exhibit 10.1 of Form 8-K filed January 6, 2004.
***	Incorporated by reference from Schedule 14A, filed on October 22, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Hall & Company, certified public accountants (“Hall & Company”) is the Company’s principle accountant and has examined the Company’s financial statements for each of the last two fiscal years. The aggregate fees billed for each of the last two fiscal years total $42,525.95 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

There have not been any fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

The aggregate fees billed total $7,130.75 in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees have been billed in the last two fiscal years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2002 and 2003. The engagement of Hall & Company was approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in Boulder, Colorado, on April 29, 2004.

Fellows Energy Ltd. a Nevada corporation

By:	/s/ George S. Young
George S. Young
Its:	Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ George S. Young	April 29, 2004
George S. Young
Its:	Chief Executive Officer,
President and Director (and Acting Chief Accounting Officer)

Exhibit Index

Exhibit No.

3.i	Articles of Incorporation*

3.ii	Bylaws*

10.1	Purchase Agreement with Diamond Oil and Gas Corporation, dated October 22, 2003**

10.3	Stock Option Plan***

14.1	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young
*	Incorporated by reference. Included in the registration statement on Form SB-2 filed on August 10, 2001.
**	Incorporated by reference from Exhibit 10.1 of Form 8-K filed January 6, 2004.
***	Incorporated by reference from Schedule 14A, filed on October 22, 2003.