Form 10QSB
period 2004-03-31
FELLOWS ENERGY LTD
filed 2004-05-25
CIK 1144439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date. As of May 16, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FELLOWS ENERGY LTD.

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

FELLOWS ENERGY LTD.

CONTENTS

PAGE
Financial Statements (Unaudited)

Balance Sheet	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Financial Statements	8

Fellows Energy Ltd.

Balance Sheet

(Unaudited)

March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,480,855
Restricted cash	135,000
Loan receivable	80,000
Prepaids	5,000

Total current assets	1,700,855

MINERAL PROPERTY INTERESTS	2,053,232

OTHER EQUIPMENT (net of accumulated depreciation)	11,812

Total assets	$3,765,899

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$66,031

CONVERTIBLE NOTE PAYABLE	350,000

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25 million authorized and none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	3,744,452

Accumulated deficit	(436,077)

Total stockholders’ equity	3,349,868

Total liabilities and stockholders’ equity	$3,765,899

See accompanying notes to financial statements.

Fellows Energy Ltd.

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2004	2003
REVENUES	$—	$—

OPERATING EXPENSES:
Geological and geophysical	62,134	—
General and administrative	169,215	11,362
Depletion, depreciation and amortization	1,100	—

Total operating expenses	232,449	11,362

Operating (loss)	(232,449)	(11,362)

OTHER (EXPENSE)
Interest expense, net	(6,439)	—

Net (loss)	$(238,888)	$(11,362)

LOSS PER SHARE	-nil-	-nil-

WEIGHTED AVERAGE SHARES (BASIC and DILUTED)	43,930,952	12,550,450

See accompanying notes to financial statements.

Fellows Energy Ltd.

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss:	$(238,888)	$(11,362)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,100	—

Changes in current assets and liabilities:
Restricted cash securing letter of credit obligations	(135,000)	—
Payables	15,250	2,829
Prepaids	(5,000)	7,880
Other	—	605

Net cash (used in) operating activities	(362,538)	(48)

Cash flows from investing activities:
Mineral property interests	(1,003,232)	—
Loan receivable	(80,000)	—
Equipment	(12,912)	—

Net cash (used in) investing activities	(1,096,144)	—

Cash flows from financing activities:
Sale of common stock	2,648,092	—

Net cash provided by financing activities	2,648,092	—

Net increase in cash and equivalents	1,189,410	(48)
Cash and equivalents at beginning of period	291,445	183

Cash and equivalents at end of period	$1,480,855	$135

See accompanying notes to financial statements.

FELLOWS ENERGY LTD.

(formerly Fuel Centers, Inc.)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited and were prepared from the records of Fellows Energy Ltd., formerly Fuel Centers, Inc. (the “Company”). We believe these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. We prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-KSB. These interim financial statements should be read in conjunction with the financial statements and notes in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Nature of Operations – The Company is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. The Company was incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, the Company changed its name to Fellows Energy Ltd. Its principal offices are located in Broomfield, Colorado.

Restricted Cash – Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At March 31, 2004, there was $135,000 of restricted cash held as collateral to secure exploration of certain mineral property interests.

Note 2 – CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred significant operating losses since inception, and as of March 31, 2004 the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenues from its planned business operations, and control exploration costs. Should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Note 3 – ACQUISITION OF MINERAL INTERESTS

On January 5, 2004, the Company acquired interests in certain oil and gas leases of the Johns Valley, Utah project owned by Diamond Oil & Gas Corporation (Diamond) in exchange for 3,500,000 shares of the Company’s common stock. The transaction was deemed to have a value of $1.05 million.

Johns Valley, Utah – On January 5, 2004, the Company acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by the President of the Company. As of January 5, 2004, all required payments under the option agreement, dated October 7, 2003, had been made, including a required payment of $100,000 on October 8, 2003. Additionally, the owner of the mineral claims consented to the assignment of the option agreement to the Company.

The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, the Company is required to expend the following sums in exploration drilling on or before the dates specified: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the Company’s $1.2 million work commitment for 2004, on March 31, 2004 the Company advanced $80,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. If this amount is not repaid on or prior to June 1, 2004, an amount equal to twice the amount not repaid shall be reduced from the Company’s $1.2 million work commitment for 2004.

Weston County, Wyoming – In January 2004, the Company acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming.

Carter Creek, Wyoming – In January 2004, the Company purchased for $223,000 a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming.

Deer Creek, Montana – In January 2004, the Company acquired an option to purchase a 25% working interest for $156,000 in 37,040 acres known as the Deer Creek Project. The project will be operated by the Houston Exploration Company.

Gordon Creek, Utah – In January 2004, the Company acquired an option to purchase 5,242 acres for $288,000 known as the Gordon Creek Project from the Houston Exploration Company. The Gordon Creek Project will entail exploration for coalbed methane and conventional natural gas resources in Carbon County, Utah.

Operating Lease – During February 2004, the Company entered into a six-month noncancellable operating lease for use of its office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should all options to renew be exercised by the Company.

Overthrust Project, Utah and Wyoming – In March, 2004, the Company entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project, which comprises leases relating to 183,000 acres in which the Company is seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Drilling has been initiated in the Overthrust Project.

Note 4 – PRIVATE PLACEMENT

In January, 2004, the Company completed a private placement of $2,750,000, pursuant to which the Company issued 2,750,000 shares if its common stock at $1.00 per share.

Note 5 – STOCK REDEMPTION

In conjunction with the acquisitions of mineral interests, the Company appointed new management while accepting the resignation of its current management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for an aggregate sum of approximately $27,000.

Note 6 – RELATED PARTY TRANSACTIONS

On January 5, 2004, the Company acquired certain interests in certain oil and gas leases owned by a corporation controlled by the President of the Company as further detailed in Note 3.

Item 2. Plan of Operation

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY”, “SHALL”, “WILL”, “COULD”, “EXPECT”, “ESTIMATE”, “ANTICIPATE”, “PREDICT”, “PROBABLE”, “POSSIBLE”, “SHOULD”, “CONTINUE”, OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTEE, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview

In January 2004, the Company changed its operational focus, which formerly concerned automobile fueling centers, to exploration for oil and gas in the Rocky Mountains with a particular focus on exploration for coal bed methane, shallow gas and other properties with oil and gas potential. Based on our new operational direction, on January 5, 2004, the Company closed the purchase of interests in certain oil and gas leases owned by Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond,” which is wholly owned by George S. Young, who became the Registrant’s Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of the Registrant’s common stock. Commencing with the purchase of certain interests in these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 will consist of exploring leased properties as well as seeking to acquire and explore additional properties. At this time we do not have any revenue nor proven or probable oil and gas reserves. The Company’s goal is to discover oil and gas on one or more of the oil and gas properties.

Pursuant to the Purchase Agreement with Diamond, dated December 8, 2003 (“Agreement”), the Company acquired certain interests in oil and gas leases in Utah (“Johns Valley leases”) by means of assignment of the rights held by Diamond in the leases and, furthermore, Diamond agreed to negotiate the possible acquisition of interests in additional properties on behalf of the Company. Upon closing of the transaction on January 5, 2004, in addition to issuing 3,500,000 shares of the Registrant’s common stock to Diamond and acquiring certain interests in the Johns Valley leases, the Company (i) completed a private placement of $2,750,000, pursuant to which the Registrant issued 2,750,000 shares of its common stock at $1.00 per share; (ii) appointed George S. Young as the President, Chief Executive Officer and a Director of the Registrant and Steven L. Prince as the Vice President and a Director of the Registrant; (iii) accepted the resignation of its then-President, John. R. Muellerleile, and redeemed 52,610,000 shares of common stock owned by its outgoing and former management in exchange for an aggregate sum of approximately $27,000; and (iv) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to the Company.

During January, 2004, the Company entered into an Exploration Services Funding Agreement (“Exploration Services Agreement”) with Thomasson Partner Associates, Inc. (“Thomasson”), whereby Thomasson provides to the Company the first right to review and purchase up to a 50% interest in oil and natural gas exploration projects developed by Thomasson. Under the Exploration Services Agreement, in 2004 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves (200 BCF) or 20 million barrels of oil reserves (20 MMBO). The Company has the first right to review exploration projects developed by Thomasson and, after viewing a formal presentation regarding a project, the

Company has a period of thirty days in which it has the option to acquire up to 50% of the project. In consideration, the Company in 2004 will pay to Thomasson an overhead fee of approximately $400,000, as well as a fee for each project that the Company acquires from Thomasson. The term of the agreement is from January 1, 2004 to December 31, 2004, and continues year to year thereafter until either party gives 90 days written notice of termination. As of March 31, 2004, the Company has paid $300,000 to Thomasson.

During February 2004, the Company entered into a six-month noncancellable operating lease for use of its office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should all options to renew be exercised by the Company.

Interests in Leases

During the reporting period covered by this Form 10-QSB, we acquired and/or held certain interests in the following oil and gas leases.

Johns Valley, Utah – In January, 2004, the Company acquired an interest in certain leases in Johns Valley, Utah, which provide the Company an option to earn 70% working interest in approximately 25,000 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration (“SITLA”). The Company anticipates that drilling will proceed on this project. The Johns Valley leases include the following: Utah School and Institutional Trust Lands Administration Oil and Gas Leases Nos. 48330, 48331, 48332, 48333, 48334, 48335, 48336, 48337, 48338, 48339, 48340, 48341, 48342 and 48344. The option is for a term of ten years expiring in 2010. In order to maintain the option in good standing, the Company is required to expend the following sums in exploration drilling on or before the dates specified to better characterize the coal and coalbed methane potential: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the Company’s $1.2 million work commitment for 2004, and during the three months ended March 31, 2004, we advanced $80,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. If this amount is not repaid on or prior to June 1, 2004, an amount equal to twice the amount not repaid shall be reduced from our $1.2 million work commitment for 2004.

Weston County, Wyoming – In January, 2004, the Company acquired for $75,000 an option to purchase a 100% working interest in 19,290 acres of oil and gas rights in Weston County, Wyoming, on the east flank of the Powder River Basin.

Carter Creek, Wyoming – In January, 2004, the Company acquired for $223,000 a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming. Based on initial evaluation of the geologic structure of the region, Fellows believes that Carter Creek may host a hydrocarbon project and the Company believes it may find productive sections in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry layers.

Deer Creek, Montana – In January, 2004, the Company also acquired an option to purchase for $156,000 a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana. This project will be operated by the Houston Exploration Company.

Gordon Creek, Utah – In January, 2004, the Company acquired an option to purchase 5,242 acres for $288,000 known as the Gordon Creek Project from the Houston Exploration Company. The Gordon Creek Project will entail exploration for coalbed methane and conventional natural gas resources in Carbon County, Utah.

Overthrust Project, Utah and Wyoming – In March, 2004, the Company entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project for $250,000, which comprises leases relating to 183,000 acres in which the Company is seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Drilling has been initiated in the Overthrust Project.

Critical Accounting Policy and Estimates

Our Plan of Operation section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

Liquidity and Capital Resources

We had cash of $1,480,855 as of March 31, 2004. Our needs for additional capital will depend on our rate of expenditures for drilling and acquisition of new oil and gas interests. As a result, it is likely we will seek additional debt or equity financing during the next 12 months. Under our current lease agreements, we have $1,784,000 in commitments through the end of fiscal 2004. All but $400,000 is optional, in that we can decide not to exercise our options or to allow our interests in some or all of the leases to lapse. We do not intend to let certain leases lapse and anticipate that we will use at least $1,200,000 of our funds during fiscal 2004 in connection with the development of our interests in these leases.

Results of Operations

Revenues. For the three month period ending March 31, 2004, we realized no revenues from our exploration activities on our oil and gas properties.

Operating Expenses. For the three month period ending March 31, 2004, our total operating expenses were $201,209. Those expenses were represented by increases in costs associated with acquisition, exploration and drilling, salary expenses, legal and professional fees, and occupancy expenses. For the three month period ending March 31, 2004, we experienced a net loss of $207,648. This is in comparison to the three month period ending March 31, 2003, where our total operating expenses were $11,362. That amount was represented by $10,709 in legal and professional fees, $605 in occupancy expenses, and $48 in office supplies expenses. Our operating expenses were higher for the three month period ending March 31, 2004, as compared to the same period ending March 31, 2003, primarily due to the commencement of oil and gas exploration activities. In order to continue operations, we anticipate we will continue to incur significant general and administrative expenses.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer (who is also currently acting as the principal financial officer) concluded that our disclosure controls and procedures were adequate.

Changes in internal controls. There were no significant changes to our internal controls during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities

Sales of Unregistered Securities

On January 5, 2004, the Company sold in a private placement 2,750,000 shares of common stock for $1.00 per share (for a total consideration of $2,750,000) in reliance on an exemption from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933 as amended. Two foreign entities, Gibralt Capital Corporation and Talbot Holdings Ltd., participated in the private placement, as well as a foreign individual, Teechee Cheung.

Also on January 5, 2004, the Company closed a transaction in which it issued 3,500,000 shares to Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond,” which is wholly owned by George S. Young, who became the Registrant’s Chief Executive Officer, President and Director), in exchange for oil and gas properties in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended. Diamond acquired the interest in these leases in consideration of services performed by Mr. Young and/or Diamond over approximately three years, including such matters as assistance with locating a third party investment to allow the holders of the leases to retain the leases, assistance in connection with negotiation of a settlement among the holders of the leases, establishment of a relationship with Thomasson Partner Associates, Inc. (with whom Fellows subsequently signed the Exploration Services Agreement pursuant to which the majority of the Company’s other oil and gas property interests have been obtained and which requires Thomasson to provide the Company a minimum of eight substantial projects per year), among other matters.

Repurchase of Securities

During the reporting period, the Company repurchased the following securities:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2004	*52,610,000	* $.0005	0	0
February 1-29, 2004	0	0	0	0
March 1-31, 2004	0	0	0	0
Total	*52,610,000	* $.0005	0	0

* On January 5, 2004, the Company accepted the resignation of its then-President, John R. Muellerleile, and redeemed 51,880,000 shares of common stock owned by Mr. Muellerleile at $.0005 per share, and also redeemed 730,000 shares of common stock owned by its former Treasurer, John K. Shukur, at $.0014 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

During the quarter for which this Report is filed, the Company filed a report on Form 8-K, dated January 6, 2004. Items 1, 2, 6 and 7 were reported in the Form 8-K, which discussed, among other things, the closing of the purchase of certain interests in oil and gas leases owned by Diamond Oil & Gas Corporation in exchange for 3,500,000 shares of Registrant’s common stock.

Exhibit No.
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

FELLOWS ENERGY LTD., a Nevada corporation

May 24, 2004	By:	/s/ George S. Young

George S. Young Chief Executive Officer, President and Director

Exhibit Index
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young