Form 10QSB
period 2004-06-30
FELLOWS ENERGY LTD
filed 2004-08-16
CIK 1144439

United States

Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-33321

Fellows Energy Ltd.

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Interlocken Boulevard, Suite 400, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

(303) 327-1525

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of August 6, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:    ☐  Yes    ☒  No

Part I: Financial Information

Item 1. Financial Statements

Fellows Energy Ltd.

Balance Sheet

June 30, 2004

(Unaudited)

Current assets:
Cash and cash equivalents	$795,702
Restricted cash	135,000
Prepaid expense	5,000

Total current assets	935,702

Oil and gas property	4,147,257
Other equipment (net of accumulated depreciation)	10,760

Total assets	$5,093,719

Current liabilities:
Accounts payable	$89,044
Note payable	425,000

Total current liabilities	514,044

Convertible note payable	350,000
Convertible debenture	1,000,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 25 million authorized; none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	3,744,452
Accumulated deficit	(556,270)

Total stockholders’ equity	3,229,675

Total liabilities and stockholders’ equity	$5,093,719

See accompanying notes to financial statements

Fellows Energy Ltd.

Operations Statement

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—

Operating Expense
Geological and geophysical	63,234	—	—	—
General and administrative	274,318	24,903	105,103	13,541

Operating (loss)	(337,552)	(24,903)	(105,103)	(13,541)

Other Expense
Interest expense, net	21,529	—	15,090	—

Net (loss)	$(359,081)	$(24,903)	$(120,193)	$(13,541)

Loss Per Share	$0.01	-nil-	-nil-	-nil-

Weighted Average Shares (Basic and Diluted)	42,512,051	12,550,450	41,493,150	12,550,450

See accompanying notes to financial statements

Fellows Energy Ltd.

Cash Flow Statement

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities
Net loss	$(359,081)	$(24,903)

Adjustments to reconcile net loss to net cash used in operating activities:
Occupancy cost contributed by officer	—	1,210
Depreciation	2,152	—

Changes in current assets and liabilities:
Restricted cash securing letter of credit obligations	(135,000)	—
Accounts payable	38,263	(15,292)
Prepaid expense	(5,000)	3,889

Net cash (used in) operating activities	(458,666)	(35,096)

Cash flow from investing activities:
Oil and gas property	(3,097,257)	—
Other equipment	(12,912)	—

Net cash (used in) investing activities	(3,110,169)	—

Cash flow from financing activities:
Borrowing on note payable	425,000	35,000
Issuance of convertible debenture	1,000,000	—
Sale of common stock	2,648,092	—

Net cash provided by financing activities	4,073,092	35,000

Net increase in cash and equivalents	504,257	(96)
Cash and equivalents at beginning of period	291,445	183

Cash and equivalents at end of period	$795,702	$87

See accompanying notes to financial statements

Fellows Energy Ltd.

(formerly Fuel Centers, Inc.)

Notes To Financial Statements

June 30, 2004 and 2003

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

Nature of Operations

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects within the Western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

Restricted Cash

Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At March 31, 2004, there was $135,000 of restricted cash held as collateral to secure exploration of certain oil and gas property.

Oil and gas property

We follow the successful-efforts method of accounting for our oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive.

We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of Statement of Financial Accounting Standards (FAS) No. 143, “Accounting for Asset Retirement Obligations,” which provides guidance on accounting for dismantlement and abandonment cost.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 15% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We have recorded no impairment charges on our oil and gas property as of June 30, 2004.

A reporting issue has arisen regarding the application of certain provisions of FAS No. 141, “Business Combinations”, and FAS No. 142, “Goodwill and Other Intangible Assets”, to companies in the extractive industries, including oil and gas companies. The issue is whether the Financial Accounting Standards Board (“FASB”) intended to require companies to classify the cost of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property cost, and provide specific footnote disclosures. We include the cost of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If the FASB ultimately determines that it intended FAS No. 142 to require oil and gas companies to classify cost of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as a separate intangible asset line item on the balance sheet, the balance sheet would display all of our oil and gas property as unproved oil and gas property.

The classification of leasehold cost as intangible would not affect our cash flow and results of operation because we would continue to evaluate these items for impairment on the same basis as currently required by FAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” Further, we believe the classification of the cost of mineral rights associated with extracting oil and gas as an intangible asset would have no impact on compliance with covenants under our debt agreements.

Impairment of Nonproducing Properties. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed.

Sales of Producing and Nonproducing Property. We will account for the sale of a partial interest in a proved property as normal retirement. We will recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We will recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

We will account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We will recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We will recognize a gain or loss for all other sales of nonproducing properties and include the gain or loss in the results of operations.

Reclassifications

We have made certain reclassifications to the 2003 financial statements to conform with the 2004 financial statement presentation.

Note 2 – Contingencies

As shown in the accompanying financial statements, we have incurred significant operating losses since inception, and as of June 30, 2004 we have limited financial resources for our support until such time that we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenues from our planned business operations and control our exploration costs. Should we determine it necessary, we will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Note 3 – Update of Acquisition of Oil and Gas Properties

Johns Valley, Utah - On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $1.05 million. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our President. As of January 5, 2004, we had made all required payments under the option agreement, dated October 7, 2003, including a required payment of $100,000 on October 8, 2003. On June 23, 2004 we began drilling on this project. Drilling of the first hole has reached its planned depth of 1,365 feet. We have drilled the first well to its planned depth of 1,365 feet. We cored this well and have sent the core to a lab for evaluation. We drilled through a potentially productive coal seam. We expect to receive the core analysis this October. We will use the analysis and other information applicable to the property to determine our continuing activity on the property.

The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, we are required to expend the following sums in exploration drilling on or before the dates specified: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the above commitment for 2004, as of June 30, 2004, we advanced $241,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. As a result, our $1.2 million 2004 work commitment has been reduced to $718,000 to be expended by October 31, 2004.

Weston County, Wyoming – In January 2004, we acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming. We closed that purchase on June 15, 2004, and concluded a reevaluation of local drilling data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are “drill-ready” and are potential extensions of an existing producing field. We are currently finalizing plans to begin drilling on this property.

Carter Creek, Wyoming – In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. Based on initial evaluation of the geologic structure of the region, we believe that Carter Creek may contain commercial hydrocarbons. We believe it may contain productive sections in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry layers.

Deer Creek, Montana – In January 2004, we acquired an option to purchase a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana for $156,000. The Houston Exploration Company will operate this project.

Gordon Creek, Utah – In January 2004, we acquired an option to purchase 5,242 acres known as the Gordon Creek Project from the Houston Exploration Company. We closed the purchase for $288,000 in July 2004. The Gordon Creek project will entail exploration for coal bed methane and conventional natural gas resources in an area believed to contain coal resources in Carbon County in eastern Utah. This property is near other operating coal bed methane projects, such as the Drunkard’s Wash Project, in which Fellows’ project personnel were previously involved in drilling for River Gas Corporation. With the close of this purchase, we own the project outright and are beginning the planning and permitting process for future drilling.

Overthrust Project, Utah and Wyoming–In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project, which includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of this coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet. We cored coals and carbonaceous shales over a combined interval of 556 feet. The core tests of the Spring Valley coals of the Frontier formation and the coals in the Bear River formation will now be conducted. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity, will provide the basis for formulation of total gas-in-place estimates.

Bacaroo Project, Colorado - In May, 2004 we optioned the Bacaroo Project in southeastern Colorado through our affiliation with Thomasson Partner Associates, Inc. of Denver, Colorado. We believe the Bacaroo Project is an opportunity to establish conventional oil and gas production through cost-effective drilling in areas of established production.

Circus Project, Montana – In May, 2004 we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming – On June 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. Current production from the producing wells is approximately 92 million cubic feet of gas per month. Terms of the acquisition include the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We expect closing to occur on or before October 6, 2004.

The letter of intent is subject to the finalization of a purchase and sale agreement. Our interest prior to payout will vary from a 1% to a 12% working interest, plus management fees and a 2% royalty interest. Subsequent to a payout, our working interest will increase to 20% to 30%.

Operating Lease – During February 2004, we entered into a six-month noncancellable operating lease for use of our office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should we exercise all options to renew.

Note 4 – Private Placement

In January 2004, we completed a private placement of $2,750,000, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share.

Note 5 – Stock Redemption

In January, 2004, we appointed new management while accepting the resignation of our former management. We also redeemed 52,610,000 shares of common stock owned by the outgoing management in exchange for approximately $27,000.

Note 6 – Debenture

As of June 4, 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50, subject to anti-dilution adjustments. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We are using the proceeds from the offering for working capital needs and general corporate purposes.

The conversion price of the convertible debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if we issue common stock at a price less than the conversion price of the convertible debenture, then the conversion price shall be reduced to the lower price. Under such circumstances, the exercise price of the warrants will be adjusted to the same price as the conversion price. As part of the placement, we agreed to provide piggyback registration rights to register for resale all of the shares of common stock issuable upon conversion of the debenture and upon exercise of the warrants. We filed a Form 8-K on this transaction on June 17, 2004.

We issued the above securities utilizing an exemption from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act based on the representations of the Purchaser that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing the securities without a present view toward a distribution of the securities. In addition, we conducted no general solicitation in connection with the sale of the securities.

Note 7 – Related Party Transactions

On January 5, 2004, we acquired certain interests in certain oil and gas leases owned by a corporation controlled by our President as further discussed in Note 3.

On May 24, 2004 we borrowed $425,000 on an unsecured, one-year, 8% note payable to an entity controlled by our CEO.

Item 2. Plan of Operation

The following information specifies certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty in economic, legislative, industry, and other circumstances. As a result, judgment must be exercised in the identification and interpretation of data and other information and in their use in developing and selecting assumptions from and among reasonable alternatives. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly we express no opinion on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate. We assume no obligation to update any such forward-looking statements.

Overview

In January 2004, we changed our operational focus, which formerly concerned automobile fueling centers, to exploration for oil and gas in the Rocky Mountains with a particular focus on exploration for coal bed methane, shallow gas and other properties with oil and gas potential. Based on our new operational direction, on January 5, 2004, we closed the purchase of interests in certain oil and gas leases and other rights owned by Diamond Oil & Gas Corporation, a Nevada corporation (which is wholly owned by George S. Young, who became our Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of common stock. Beginning with the purchase of certain interests in these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 consist of exploring leased properties and seeking to acquire and explore additional properties. At this time we do not have any revenue nor proven or probable oil and gas reserves. Our goal is to discover oil and gas on one or more of the oil and gas properties.

Pursuant to the Purchase Agreement with Diamond, dated December 8, 2003 (“Agreement”), we acquired certain interests in oil and gas leases in Utah (“Johns Valley leases”) through assignment of the rights held by Diamond in the leases. Diamond agreed to negotiate the acquisition of interests in additional properties on our behalf. Upon closing the transaction on January 5, 2004, in addition to issuing 3,500,000 shares of common stock to Diamond and acquiring certain interests in the Johns Valley leases, we (i) completed a private placement of $2,750,000, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share; (ii) appointed George S. Young as President, Chief Executive Officer and Director and Steven L. Prince as Vice President and Director; (iii) accepted the resignation of our then-President, John. R. Muellerleile, and redeemed 52,610,000 shares of common stock owned by our outgoing and former management in exchange for an aggregate sum of approximately $27,000; and (iv) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to us.

Pursuant to the Agreement with Diamond, during January 2004 we entered into an Exploration Services Funding Agreement with Thomasson Partner Associates, Inc., and thereafter entered into option agreements through which we acquired the interests in the Weston County, Carter Creek, Gordon Creek and Deer Creek projects (described under “Interests in Leases” below). Thomasson provides to us the first right to review and purchase up to a 50% interest in oil and natural gas exploration projects they develop. Under the Exploration Services Funding Agreement, in 2004 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. After viewing a formal presentation regarding a project, we have a period of thirty days in which we have the option to acquire up to 50% of the project with the other 50% to be offered to an industry partner. In consideration, in 2004 we will pay Thomasson an overhead fee of approximately $400,000, as well as a fee for each project that we acquire from Thomasson. The term of the agreement is from January 1, 2004 to December 31, 2004, and continues year to year thereafter until either party gives 90 days written notice of termination. As of June 30, 2004, we have paid $562,000 to Thomasson.

During February 2004, we entered into a six-month non-cancelable operating lease for our office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with a possible $23,400 in additional rent should we exercise all options to renew.

Interests in Leases

During the reporting period covered by this Form 10-QSB, we acquired and/or held certain interests in the following oil and gas leases.

Johns Valley, Utah - On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $1.05 million. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our President. As of January 5, 2004, we had made all required payments under the option agreement, dated October 7, 2003, including a required payment of $100,000 on October 8, 2003. On June 23, 2004 we began drilling on this project. We have drilled the first well to its planned depth of 1,365 feet. We cored the well and have sent the core to a lab for evaluation. We drilled through a potentially productive coal seam. We expect to receive the core analysis this October. We will use the analysis and other information applicable to the property to determine our continuing activity on the property.

The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, we are required to expend the following sums in exploration drilling on or before the dates specified: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the above commitment for 2004, as of June 30, 2004, we advanced $241,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. As a result, our $1.2 million 2004 work commitment has been reduced to $718,000 to be expended by October 31, 2004.

Weston County, Wyoming – In January 2004, we acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming. We closed that purchase on June 15, 2004, and concluded a reevaluation of local drilling data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are “drill-ready” and are potential extensions of an existing producing field. We are currently finalizing plans to begin drilling on this property.

Carter Creek, Wyoming–In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. Based on initial evaluation of the geologic structure of the region, we believe that Carter Creek may contain commercial hydrocarbons. We believe it may contain productive sections in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry layers.

Deer Creek, Montana–In January 2004, we also acquired an option to purchase for $156,000 a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana. The Houston Exploration Company will operate this project.

Gordon Creek, Utah – In January 2004, we acquired an option to purchase 5,242 acres known as the Gordon Creek Project from the Houston Exploration Company. We closed the purchase for $288,000 in July 2004. The Gordon Creek project will entail exploration for coal bed methane and conventional natural gas resources in an area believed to contain coal resources in Carbon County in eastern Utah. This property is near other operating coal bed methane projects, such as the Drunkard’s Wash Project, in which Fellows’ project personnel were previously involved in drilling for River Gas Corporation. With the close of this purchase, we own the project outright and are beginning the planning and permitting process for future drilling.

Overthrust Project, Utah and Wyoming–In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest in the Overthrust Project for $250,000. This project includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet, and coring of coals and carbonaceous shales was conducted over a combined interval of 556 feet. The core tests of the Spring Valley coals of the Frontier formation and the coals in the Bear River formation will now be conducted. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity provide the basis for formulation of total gas-in-place estimates.

Bacaroo Project, Colorado - In May, 2004 we optioned the Bacaroo Project in southeastern Colorado through our affiliation with Thomasson. We believe the Bacaroo Project is an opportunity to establish conventional oil and gas production through cost-effective drilling in areas of established production.

Circus Project, Montana – In May, 2004 we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming – On June 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. Current production from the producing wells is approximately 92 million cubic feet of gas per month. Terms of the acquisition include the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We expect closing to occur on or before October 6, 2004.

The letter of intent is subject to the finalization of a purchase and sale agreement. Our interest prior to payout will vary from a 1% to a 12% working interest, plus management fees and a 2% royalty interest. Subsequent to a payout, our working interest will increase to 20% to 30%.

Critical Accounting Policies and Estimates

Our Plan of Operation section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expense, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates and judgments form the basis for determining the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These carrying values are some of the most significant accounting estimates inherent in the preparation of our financial statements. These accounting policies are described in relevant sections in this discussion and in the notes to the consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

We had $796,000 of cash as of June 30, 2004. Our needs for additional capital will depend on our rate of expenditures for drilling and acquisition of new oil and gas interests. It is likely we will seek additional debt or equity financing during the next 12 months. Under our current lease agreements, we have $750,000 in commitments through December 31, 2004. All but $150,000 is optional; we can decide not to exercise our options or to allow our interests in some or all of the leases to lapse. We do not intend to let certain leases lapse and anticipate that we will use at least $1,200,000 from our current funds and from additional financings during the second half of 2004 in connection with the development of our interests in these leases.

Debenture. As of June 4, 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50, subject to anti-dilution adjustments. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We are using the proceeds from the offering for working capital needs and general corporate purposes.

The conversion price of the convertible debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if we issue common stock at a price less than the conversion price of the convertible debenture, then the conversion price shall be reduced to the lower price. Under such circumstances, the exercise price of the warrants will be adjusted to the same price as the conversion price. As part of the placement, we agreed to provide piggyback registration rights to register for resale all of the shares of common stock issuable upon conversion of the debenture and upon exercise of the warrants. We filed a Form 8-K on this transaction on June 17, 2004.

We issued the above securities utilizing an exemption from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act based on the representations of the Purchaser that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing the securities without a present view toward a distribution of the securities. In addition, we conducted no general solicitation in connection with the sale of the securities.

Results of Operations

Revenue. For the six months ended June 2004, we earned no revenue from our exploration activity on our oil and gas property or from other operations.

Operating Expense. For the six months ended June 2004, our total operating expense was $338,000. That expense came from cost of oil and gas exploration, salaries, legal and professional fees, and occupancy expense. For the six months ended June 2004, we incurred a net loss of $377,000. This compares to the six months ended June, 2003, where our total operating expense was $25,000. That amount was primarily legal and professional fees. Our operating expense was higher for the 2004 period, compared to the 2003 period, primarily due to the commencement of oil and gas exploration activity. We anticipate we will continue to incur significant operating expense. The above discussion also applies to the quarters ended June 2004 and 2003, with the amounts adjusted for the shorter periods.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer (who is also currently acting as the principal financial officer) concluded that our disclosure controls and procedures were adequate.

Changes in internal controls. We made no significant changes to our internal controls during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities

Sales of Unregistered Securities

As of June 4, 2004 we sold in a private placement a $1,000,000 convertible debenture, as discussed above in Part I, Item 2, “Liquidity and Capital Resources” of this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On July 26, 2004, our request for delisting from the Berlin Stock Exchange (“BSE”) was approved and our stock was delisted from the BSE. Several issuers based in the United States have requested and obtained delisting from the BSE based on concerns about short sales in circumvention of the rules governing over-the-counter (OTC) stocks in the United States. Such trades are a potential source of downward pressure on the price of a company’s shares. We do not expect the action taken with respect to the Berlin Stock Exchange to have any impact on any other current or future listing or application for listing of our stock.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

We filed a report on Form 8-K, dated June 17, 2004. We reported items 5 and 7 in the Form 8-K, which discussed, among other things, the debenture discussed previously in this Form 10-QSB.

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, who is authorized to do so.

Fellows Energy Ltd.

a Nevada corporation

August 13, 2004

By:	/s/ George S. Young
George S. Young
Chief Executive Officer,
President, Director and
Acting Principal Accounting Officer