Form 10QSB
period 2004-09-30
FELLOWS ENERGY LTD
filed 2004-11-15
CIK 1144439

United States

Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

As of November 5, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

Part I: Financial Information

Item 1.	Financial Statements

Fellows Energy Ltd.

Balance Sheet

September 30, 2004

(Unaudited)

Current assets:
Cash and cash equivalents	$21,972
Oil and gas property (net of accumulated depreciation)	5,256,518
Restricted cash	135,000

Total assets	$5,413,490

Current liabilities:
Accounts payable	$499,787
Note payable	625,000

Total current liabilities	1,124,787
Convertible note payable	350,000
Convertible debenture	1,000,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 25 million authorized; none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	3,744,452
Accumulated deficit	(847,242)

Total stockholders’ equity	2,938,703

Total liabilities and stockholders’ equity	$5,413,490

See accompanying notes to financial statements

Fellows Energy Ltd.

Operations Statement

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Operating expense
Exploration	120,591	—	57,357	—
General and administrative	472,944	39,190	198,626	14,287

Operating (loss)	(593,535)	(39,190)	(255,983)	(14,287)
Other (expense)
Interest expense, net	(56,518)	(2,372)	(34,989)	(2,372)

(Loss) before income tax	(650,053)	(41,562)	(290,972)	(16,659)
Income tax	—	1,646	—	1,646

Net loss/comprehensive loss	$(650,053)	$(43,208)	$(290,972)	$(18,305)

Basic and diluted loss per share	$0.02	-nil-	$0.01	-nil-
Weighted Average Shares (Basic and Diluted)	42,169,938	12,550,450	41,493,150	12,550,450

See accompanying notes to financial statements

Fellows Energy Ltd.

Cash Flow Statement

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flow used in operating activity
Net loss	$(650,053)	$(43,208)
Adjustments to reconcile net loss to net cash used in operating activity:
Occupancy cost contributed by officer	—	1,815
Depreciation	1,100	—
Changes in current assets and liabilities:
Prepaid expense	—	7,880
Accounts payable	449,005	(20,038)

Net cash (used in) operating activity	(199,948)	(53,551)

Cash flow used in investing activity:
Oil and gas property	(5,257,617)	—
Restricted cash	(135,000)	—

Net cash (used in) investing activities	(5,392,617)	—

Cash flow from financing activities:
Borrowing on notes payable	625,000	35,000
Issuance of convertible note	—	350,000
Issuance of convertible debenture	1,000,000	—
Sale of common stock	3,698,092	—

Net cash provided by financing activities	5,323,092	385,000

Net increase (decrease) in cash	(269,473)	331,449
Cash and equivalents at beginning of period	291,445	183

Cash and equivalents at end of period	$21,972	$331,632

Supplemental disclosure of cash flow information:
Income tax paid	—	$1,646
Interest paid	—	—

See accompanying notes to financial statements

Fellows Energy Ltd.

(formerly Fuel Centers, Inc.)

Financial Statement Notes

September 30, 2004

Note 1 – Nature of Operations and Significant Accounting Policies

We have prepared the accompanying unaudited condensed financial statements of Fellows Energy Ltd., formerly Fuel Centers, Inc., in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed in this report, there has been no material change in the information disclosed in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, and in our Forms 10-QSB for the quarters ended March 31 and June 30, 2004. In our opinion, we have included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial information. Operating results for the periods presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

We summarized the significant accounting policies which we follow in Note 1 to our financial statements in the December 31, 2003 Form 10-KSB and in Note 1 to our financial statements in the June 30, 2004 Form 10-QSB. We suggest that you read the unaudited condensed financial statements in this report in conjunction with the financial statements and notes included in the Form 10-KSB and the June 30, 2004 Form 10-QSB.

The Operations Statement includes the operating expense category of Exploration. Exploration expense includes geological and geophysical expense, and delay rental payments incurred by contract on oil and gas leases in order to continue the right to drill for oil or gas when drilling has not occurred within a specific period after the inception of the lease.

Loss per share

We compute basic and diluted loss per share using the weighted average number of shares of common stock outstanding. We exclude potential shares from stock options and convertible securities from the computation of diluted loss per share as their effect is antidilutive.

Stock Options

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005.

We account for stock options to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, we record no compensation expense to employees on the date of grant because in issuing the grants we set the exercise price of the underlying stock at or above the market value of the stock on the date of the grant. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 (Statement 123), Accounting for Stock-Based Compensation.

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2004: a risk-free interest rate of 3%; no expected dividend; a volatility factor of 30.4%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the 2004 periods follows (in thousands, except per share amounts). We issued no options in 2003.

	Nine Months Ended September 30, 2004	Quarter Ended September 30, 2004
Net loss as reported	$(650,053)	$(290,972)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(82,400)	(82,400)

Pro forma net loss	$(732,453)	$(373,372)

Basic and diluted loss per share—as reported	$(0.02)	$(0.01)

Pro forma basic and diluted loss per share	$(0.02)	$(0.01)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable, and are not subject to trading restrictions or blackout periods. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is our opinion that the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We have not adopted any of the early transition methods provided for in Statement No. 148. The Financial Accounting Standards Board has issued a final exposure draft that would further amend SFAS No. 123 and require companies to recognize the fair value of stock options and other stock-based compensation as expense for reporting periods beginning in July 2005. For awards issued prior to the effective date, the standard will require companies to utilize prior valuation models of fair value and recognize as expense the remaining unvested portion of the awards over the remaining vesting periods.

Reclassifications

We have made certain reclassifications to earlier financial statements to conform with the September 30, 2004 financial statement presentation.

Note 2 – Subsequent Event

On November 8, 2004, we entered into a joint venture agreement with two unrelated companies in which the parties will receive a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, one of the parties loaned us $1,500,000 payable 50% on January 31, 2005 and 50% on April 30, 2005, with interest at 18%. We have collateralized all of our assets as security on this loan.

Note 3 – Contingencies

As shown in the accompanying financial statements, we have incurred significant operating losses since inception, and as of September 30, 2004 we have limited financial resources for our support until such time, if ever, that we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. We are currently seeking additional financing. Should we not obtain adequate financing we may not be able to continue operations at our current scope of activity.

Note 4– Related Party Transactions

On May 24, 2004, we borrowed $425,000 on an unsecured, one-year, 8% note payable to an entity controlled by our CEO. During September 2004, we borrowed an additional $200,000 on this note and agreed to change the terms of the note to a demand note.

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

Recent Activity

On November 8, 2004, we entered into a joint venture agreement with JMG Exploration, Inc., an affiliate of JED Oil, Inc. (AMEX: JDO) and Enterra Energy Trust (NASDAQ: EENC) to drill our Weston County and Gordon Creek projects. Under the agreement, JMG will receive a 50% interest in exchange for $2,000,000 in exploration and drilling expenditures on the two projects by November 7, 2005. In addition, JMG has advanced $1,500,000 to

Fellows in the form of a bridge loan in anticipation of Fellows completing its $6,500,000 private placement financing currently underway.

The Weston County, Wyoming project has 19,290 acres on the east flank of the Powder River Basin. Fellows anticipates that JMG will commence exploration, permitting and other pre-drilling activities immediately. The Weston County project contains at least 18 previously identified drill locations based on extensive seismic evaluation targeting the Turner Formation, in near proximity to producing fields. In addition, the parties will target the nearby locations with potential in the Minnelusa and Dakota Formations.

JMG will also drill on the 5,242-acre Gordon Creek, Utah, project. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard’s Wash Project, which Fellows’ project personnel successfully drilled previously for River Gas Corporation.

Based on exploration results, JMG has indicated that it will sell a portion of its working interest to Enterra in an arrangement under which JED Oil, under a development agreement with Enterra, will complete any development programs on the projects.

Overview

In January 2004, we changed our operational focus, which formerly concerned automobile fueling centers, to exploration for oil and gas in the Rocky Mountains with a particular focus on exploration for coal bed methane, shallow gas and other properties with oil and gas potential. Based on our new operational direction, on January 5, 2004, we closed the purchase of interests in certain oil and gas leases and other rights owned by Diamond Oil & Gas Corporation, including the rights to acquire interests in the Weston County, Carter Creek, Gordon Creek and Deer Creek projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson (the “Thomasson Project Rights”), in exchange for 3,500,000 shares of common stock. Diamond Oil & Gas Corporation, a Nevada corporation, is wholly owned by George S. Young, who became our Chief Executive Officer, President and Director. Our operations for 2004 consist of exploring leased properties and seeking to acquire and explore additional properties. At this time we do not have any revenue nor proven or probable oil and gas reserves. Our goal is to discover oil and gas on one or more of the oil and gas properties.

Pursuant to the Purchase Agreement with Diamond, dated December 8, 2003 (“Agreement”), we acquired certain interests in oil and gas leases in Utah (“Johns Valley leases”) and the Thomasson Project Rights through assignment of the rights held by Diamond in the leases and the Exploration Services Funding Agreement. Diamond agreed to negotiate the acquisition of interests in additional properties on our behalf. Upon closing the transaction on January 5, 2004, in addition to issuing 3,500,000 shares of common stock to Diamond, deemed to have a value of $1.05 million, and acquiring certain interests in the Johns Valley leases and the Thomasson Project Rights, we (i) completed a private placement for $2,750,000, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share; (ii) appointed George S. Young as President, Chief Executive Officer and Director and Steven L. Prince as Vice President and Director; (iii) accepted the resignation of our then-President, John. R. Muellerleile, and redeemed 52,610,000 shares of common stock owned by our outgoing and former management in exchange for an aggregate sum of approximately $27,000; and (iv) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to us.

Pursuant to the Agreement with Diamond, during January 2004 we entered into an Exploration Services Funding Agreement with Thomasson Partner Associates, Inc., and thereafter entered into option agreements through which we acquired interests in the Weston County, Carter Creek, Gordon Creek and Deer Creek projects (described under “Interests in Leases” below). Thomasson provides to us the first right to review and purchase up to a 50% interest in oil and natural gas exploration projects they develop, with the other 50% to be offered either to The Houston Exploration Company or another industry partner. Under the Exploration Services Funding Agreement, in 2004 Thomasson will present to us an average of eight projects per year with an area of interest of 10,000 to 80,000 acres per project with a reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. After viewing a formal presentation regarding a project, we have a period of thirty days in which we have the option to acquire up to 50% of the project with the other 50% to be offered to an industry partner. In consideration, we have paid Thomasson an overhead fee of $400,000, as well as fees for the projects that we acquired from Thomasson. The term of the agreement is from January 1, 2004 to December 31, 2004, and continues year to year thereafter until either party gives 90 days written notice of termination. As of September 30, 2004, we have paid $1.2 million to Thomasson.

Founded in 1991 by Dr. M. Ray Thomasson, Thomasson has successfully provided the oil and gas industry with large scale exploration and production opportunities. Staffed by a team of over twenty seasoned professionals, experienced in geology, geophysics, petrophysics, engineering and land, Thomasson is positioned to develop and evaluate quality projects. Since inception, Thomasson has sold seventy projects to industry partners, primarily in the Rocky Mountain region.

Interests in Leases

In the first nine months of 2004, we acquired and/or held certain interests in the following oil and gas leases.

Johns Valley, Utah - On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our President. On June 23, 2004 we began drilling on this project. We have drilled the first well to its planned depth of 1,365 feet. We cored the well and have sent the core to a lab for evaluation.

The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, we are required to expend the following sums in exploration drilling on or before the dates specified: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the above commitment for 2004, as of June 30, 2004, we advanced $241,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. As a result, our $1.2 million 2004 work commitment was reduced to $718,000 to be expended by October 31, 2004. By that date we had actually expended $550,000. Due to permitting delays and other operating parameters in the field, we have entered into negotiations to restructure the timing and amounts of our work commitments. We are currently in the process of renegotiating the agreement pending the outcome of the lab evaluation.

Weston County, Wyoming - In January 2004, we acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming. We closed that purchase on June 15, 2004, and concluded a reevaluation of local drilling data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are “drill-ready” and are potential extensions of an existing producing field. We are currently finalizing plans to begin drilling on this property. See “Recent Activity”, above.

Carter Creek, Wyoming - In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. Based on initial evaluation of the geologic structure of the region, we believe that Carter Creek may contain commercial hydrocarbons. We believe it may contain productive horizons in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry formations, in that several existing wells in the Carter Creek area currently produce oil.

Deer Creek, Montana - In January 2004, we also acquired an option to purchase for $156,000 a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana. The Houston Exploration Company will operate this project.

Gordon Creek, Utah - In July 2004, we purchased for $288,000 mineral rights in 5,242 acres known as the Gordon Creek Project from Houston Exploration Company. The Gordon Creek project will entail exploration for coal bed methane and conventional natural gas resources in an area believed to contain coal resources in Carbon County in eastern Utah. This property is near other operating coal bed methane projects, such as the Drunkard’s Wash Project, in which Fellows’ project personnel were previously involved in drilling for River Gas Corporation. With the close of this purchase, we own the project outright and are beginning the planning and permitting process for future drilling.

Overthrust Project, Utah and Wyoming – In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project. This project includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet. We cored coals and carbonaceous shales over a combined interval of 556 feet. We cored the Spring Valley coals of the Frontier formation and the coals in the Bear River formation. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity provide the basis for formulation of total gas-in-place estimates.

At the end of September, we received the results from the gas desorption core tests, which showed 253 cubic feet of gas per ton on an ash-free basis in the coal. Lesser amounts of gas were shown to be present in the carbonaceous shales encountered in the well. These tests corroborate earlier data that was generated by Fellows’ partner on the project, Quaneco L.L.C., showing that coals in an area of the project that lie a considerable distance north of the Crane 6-7 may contain between 200 and 400 cubic feet of gas per ton. The results indicate the potential for coals in a much wider area to contain economic levels of coal bed methane, and will help to further guide Fellows’ ongoing logging, geologic and drilling operations. We believe the Overthrust Project has attractive coal bed methane potential, although additional exploration activity will be necessary to prove up gas reserves.

Bacaroo Project, Colorado - In May 2004, we optioned the Bacaroo Project in southeastern Colorado through our affiliation with Thomasson. We believe the Bacaroo Project is an opportunity to establish conventional oil and gas production through cost-effective drilling in areas of established production.

Circus Project, Montana – In May 2004, we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming – On July 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. The proposed terms of the acquisition included the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We are currently renegotiating the proposal.

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

Liquidity and Capital Resources

We had $22,000 of cash as of September 30, 2004. In connection with the JMG-Enterra transaction described in “Recent Activity” above, on November 8, 2004, JMG loaned us $1,500,000 payable 50% on January 31, 2005 and 50% on April 30, 2005, with interest at 18%. We collateralized all of our assets as security on this loan pursuant to a security agreement with JMG also dated November 8, 2004. Our needs for additional capital will depend on our rate of expenditures for drilling and acquisition of new oil and gas interests. We are currently seeking additional financing. Under our current leases and other agreements, we have $310,000 in commitments through December 31, 2004. All amounts are optional; we can decide not to exercise our options or to allow our interests in some or all of the leases to lapse. We do not intend to let certain leases lapse and anticipate that we will use at least $310,000 from additional financing during the fourth 2004 quarter in connection with the development of our interests in these leases.

On May 24, 2004, we borrowed $425,000 on an unsecured, one-year, 8% note payable to an entity controlled by our CEO. During September 2004, we borrowed an additional $200,000 on this note and agreed to change the terms of the note to a demand note.

On September 15, 2004, we reported our intention, subject to market and other conditions, to issue up to $6.5 million aggregate principal amount of our convertible preferred stock in a private offering pursuant to Section 4(2) under the Securities Act of 1933, as amended and Regulation D under the Securities Act. Such securities will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As of the date of this Form 10-QSB, we have not closed on that private offering, but we anticipate that we may close on approximately $2,000,000 during the fourth quarter. We plan to continue with this and other financing efforts as needed, although we can not assure that we will be able to raise our maximum or any other amount from the private offering or otherwise.

Periods Ended September 2004

Revenue. For the nine months ended September 2004, we earned no revenue from our exploration activity on our oil and gas property or from other operations.

Operating Expense. For the nine month period, our total operating expense was $594,000. That expense came from cost of oil and gas exploration, salaries, legal and professional fees, travel, occupancy and investor relations expense. For the nine month period, we incurred a net loss of $650,000. This compares to the nine months ended June, 2003, where our total operating expense was $39,000. Our operating expense was higher for the 2004 period compared to the 2003 period primarily due to the commencement of oil and gas exploration activity. We anticipate we will continue to incur significant operating expense.

The above discussion of revenue and operating expense also applies to the quarters ended September 2004 and 2003, with the amounts adjusted for the shorter periods.

Item 3.	Controls and Proce dures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately recorded, processed, summarized and reported within the time periods specified in the rules of the U.S. Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer (who is also currently acting as the principal financial officer) concluded that our disclosure controls and procedures were adequate.

Changes in internal controls. We made no significant changes to our internal controls during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Securities

None.

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

Item 6.	Exhibits

10.1	Promissory Note of November 8, 2004 to JMG Exploration, Inc.

10.2	General Security Agreement of November 8, 2004 with JMG Exploration, Inc.

10.3	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fellows Energy Ltd. a Nevada corporation

November 12, 2004

/s/ George S. Young
George S. Young Chief Executive Officer, President, Director and Acting Principal Accounting Officer