Form 10KSB
period 2004-12-31
FELLOWS ENERGY LTD
filed 2005-03-31
CIK 1144439

United States

Securities And Exchange Commission

Washington, D.C. 20549

Form 10-KSB

Annual Report

pursuant to Section 13 of the

Securities Exchange Act Of 1934

Year ended December 31, 2004

Commission File Number: 000-33321

Fellows Energy Ltd.

Incorporated in Nevada	IRS ID No. 33-0967648

370 Interlocken Boulevard, Suite 400

Broomfield, Colorado 80021

(303) 327-1525

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $.001

Fellows (1) has not filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for past 90 days.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. Disclosure will be contained, to the best of Fellows’ knowledge, in a definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB.

Fellows had no revenue in 2004.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (See definition of affiliate in Rule 12b-2 of the Exchange Act.) as of March 18, 2005 was $36,713,424.

41,743,150 shares of $.001 par value common stock were issued and outstanding as of March 21, 2005.

Portions of Fellows’ definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held in June, 2005 are incorporated by reference into Part III, Items 9-12 and 14.

This report is not in transitional small business disclosure format.

Part I

Item 1. Description of Business

Business Development

Fellows Energy Ltd. (formerly known as Fuel Centers, Inc.) was incorporated in Nevada on April 9, 2001. From 2001 through 2003 we offered business consulting services in the retail automobile fueling industry. We produced no revenue in 2003.

In November 2003 we changed our name from Fuel Centers, Inc. to Fellows Energy Ltd. with the filing of a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State. We changed our name in anticipation of a January 2004 change in our operational focus from automobile fueling centers to oil and gas exploration.

Business

On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $1.05 million. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our CEO. As a result, we appointed new management while accepting the resignation of our former management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for approximately $27,000. We appointed George S. Young as our President, Chief Executive Officer and a Director and Steven L. Prince as our Vice President and a Director. We agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to us.

The operations we plan for 2005 include exploring leases we have acquired as well as seeking to acquire and explore additional property. See Item 2—Property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

Thomasson Agreement for Exploration Services. In January 2004 we entered into an Exploration Services Agreement with Thomasson Partner Associates, Inc., Denver, CO. In February 2005 we amended the agreement. Thomasson provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson. Under the agreement, in 2005 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson a $400,000 overhead fee, and will pay an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana and the Bacaroo project in Colorado. In 2004 we incurred charges from Thomasson totaling $1,255,000, including the $400,000 overhead fee. See Item 2—Property. Founded in 1991 by Dr. M. Ray Thomasson, Thomasson is staffed by a team of over twenty seasoned professionals, experienced in geology, geophysics, petrophysics, engineering and land. Since inception, Thomasson has sold seventy projects to industry partners, primarily in the Rocky Mountain region.

Capital Formation. On September 9, 2003, we received $350,000 for issuance of a convertible note payable to a third party investor. The principal was due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion feature that gave the holder the right to convert all or any portion of the principal indebtedness into shares of common stock on or before March 9, 2005. The note holder has notified us that they were exercising their right to convert the entire $350,000 note at a conversion rate of $0.1429 per share, or 2,449,265 shares.

On January 5, 2004 we sold 2,750,000 shares of common stock for $2,750,000, less related offering cost, in a private placement.

In connection with the transactions which closed on January 5, 2004, we incurred an obligation to a financial adviser to issue 250,000 shares of common stock as a fee, which we issued later in 2004. We valued the shares as of January 5, 2004, and recorded the value of $457,500 as financial consultation expense.

In June 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We used the proceeds from the offering for working capital and general corporate purposes.

Over the period May through October 2004 we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In December 2004 we paid $684,621 of principal on the note plus $25,681 of interest. The December 31, 2004 balance on the note was $56,379.

In August 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 50,000 shares of common stock. In February 2005 we extended the agreement and are obligated to issue the consultant an additional 50,000 shares of common stock.

In November 2004 we entered into a joint venture agreement with JMG Exploration, Inc., or JMG, an entity associated with JED Oil, Inc. and Enterra Energy Trust, in which JMG received a 50% interest in our Weston County and Gordon Creek properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. See Item 2—Property. In addition, JMG loaned us $1,500,000, 50% of which we have repaid with interest and 50% of which is payable on April 30, 2005, with interest at 18%. We have collateralized all of our assets as security on this loan.

In December 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 150,000 shares of common stock.

In February 2005 we agreed to sell one of our prospects, the Circus project, for $1.98 million to an unrelated third party. We have received half of the proceeds from the sale. The buyer has committed to pay the other half upon completion of routine title work on the property. We acquired the leases in October, 2004, for $451,000 and thus realized a $1.5 million gain on the sale. We are using the proceeds from the sale to pay down the November 2004 note and for working capital.

In 2004 we incurred a loss of $3,760,000. Although we hold an option to acquire interests in the Kirby and Castle Rock projects which are now going into production, we have no assets at present which are able to generate oil & gas sales without substantial exploration expenditures, the discovery or purchase of oil or gas reserves and substantial expenditures for the development of the reserves. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We will have limited financial resources until we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

Employees. We have four employees. Our officers and third party vendors have done the majority of our property acquisition and development work.

Competition in the Oil and Gas Industry

Oil and gas exploration and acquisition of undeveloped property is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. Such companies may be able to pay more for prospective oil and gas property. Additionally, such companies may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial and human resources permit. While we do not yet hold a significant competitive position in the oil and gas industry, we compete by being able to respond rapidly to opportunities we identify, and by establishing strong relationships with parties with whom we do business, such as our relationship with Thomasson and JMG.

Governmental Regulations

Exploration and Production. Our U.S. operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes obtaining permits for drilling wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas property. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We have internal procedures and policies to ensure that our operations are conducted in full regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Environmental Matters. Operations on property in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damage, cleanup cost and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activity in environmentally sensitive areas. In addition, state law often requires some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify some oil and gas exploration and production waste as “hazardous waste.” This reclassification would make this waste subject to much more stringent storage, treatment, disposal and clean-up requirements, which could significantly increase operating cost. Initiatives to further regulate the disposal of oil and gas waste are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could significantly increase operating cost.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the cost of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and the federal and state governments commonly pursue such claims.

Neighboring landowners and other third parties commonly file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, some oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain waste associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on property in which we have an interest, exempt and non-exempt waste, including hazardous waste, that is subject to RCRA and comparable state statutes and implementing regulations is generated or has been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous waste.

We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the cost of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such cost, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the cost associated with the cleanup of any spill, could have a material adverse effect on our operations, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations.

Our Business in 2003

We have only generated minimal revenue to date. In 2003 we had no revenue. We were originally formed to offer consulting services in the retail automobile fueling industry. In January 2004 we changed our operational focus from automobile fueling centers to oil and gas exploration.

Item 2. Description of Property

Our Facilities

We lease our offices at 370 Interlocken Boulevard, Suite 400, Broomfield, CO 80021; our telephone number is (303) 327-1525.

Oil and Gas Property

Reserves Reported to Other Agencies. We have not yet discovered or acquired any proved reserves. Therefore none have been reported to any agency.

Production. We have not yet established production on any of our property, all of which we acquired in 2004.

Productive Wells and Acreage. We have no productive wells or acreage.

Undeveloped Acreage. We lease the rights to explore for and produce oil and gas from mineral owners. Leases (quantified in acres) expire after their primary term unless oil or gas production is established. Prior to establishing production of oil and gas, leases are considered undeveloped. After production is established, leases are considered developed or “held-by-production.” All of Fellows’ acreage is undeveloped. Typically, readers consider undeveloped acreage an indication of our “raw material” and, therefore, our potential to discover reserves in the future. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the property. The below table includes acreage in which we have a contractual right to acquire or to earn through drilling projects and certain other acreage for which we have not yet received leasehold assignments. The below table reports our acreage position as of December 31, 2004.

	Undeveloped Acreage
	Gross	Net
Utah	225,002	115,814
Montana	72,728	28,243
Wyoming	51,726	45,569

Total	349,456	189,626

Below is a brief description of each of our oil & gas projects.

Weston County, Wyoming. In November 2004 we executed a joint venture agreement with JMG, and Enterra Energy Trust, to drill our Weston County and Gordon Creek projects. Under the agreement, JMG will receive a 50% interest in exchange for spending $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005. In addition, JMG loaned $1,500,000 to Fellows with a short-term note.

The Weston County project is a 19,290-acre project on the east flank of the Powder River Basin. We anticipate that JMG will commence exploration, permitting and other pre-drilling activities in the second 2004 quarter. The Weston County project contains at least 18 previously identified conventional oil and gas well locations based on extensive seismic evaluation targeting the Turner Formation. The prospect is a potential extension of an existing producing field. In addition, the parties will target the nearby locations with potential in the Minnelusa sandstone and Dakota channel sandstone formations.

Gordon Creek, Utah. JMG will also drill on the 5,242-acre Gordon Creek project, which we acquired from The Houston Exploration Company for $288,000. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard’s Wash Project, which Fellows’ project personnel successfully drilled previously for River Gas Corporation.

Based on exploration results, JMG has indicated its intent to sell a portion of its working interest to Enterra in an arrangement under which JED Oil, under a development agreement with Enterra, will complete any development programs on the projects.

JMG, JED Oil and Enterra are substantial industry partners on our projects. We believe we will benefit significantly from their operating experience in conventional oil and gas and coal bed methane drilling, development and operation. We believe that the short-term loan made by JMG is an indicator of potentially strong value in the Weston County and Gordon Creek projects.

Carter Creek, Wyoming. In 2004 we purchased the 10,678-acre Carter Creek Project in the southern Powder River Basin. We plan to commence drilling in the near future at the project, in which we have a 100% working interest. Based on our analysis of the geologic structure of this region, we anticipate productive sections in the Cretaceous, Niobrara, Turner (Frontier) and Mowry layers, in that several existing wells in the Carter Creek area currently produce oil.

Overthrust, Utah and Wyoming. In 2004 we optioned the Overthrust project for a 65% working interest in 183,000 acres of oil, gas and coal bed methane leases in northeastern Utah and southwestern Wyoming from Quaneco L.L.C., an Oklahoma company. We plan to test the three identified coal seams that run through much of the area. Previous drilling has included seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that appear to be prospective for coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields.

We drilled our first well in the project in 2004, the Crane 6-7, in Rich County, Utah. The well reached a total depth of 4280 feet. We cored coal and carbonaceous shale over a combined interval of 556 feet. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. In September 2004 we received the results from the gas desorption tests from the Spring Valley coal of the Frontier formation and the coal in the Bear River formation in the well. Results showed 253 cubic feet of gas per ton on an ash-free basis in the coal in the well. Lesser amounts of gas were present in the carbonaceous shale in the well. These tests corroborate earlier data that was generated by Quaneco, our partner on the project, suggesting that coal in an area of the project that lies a considerable distance north of the Crane 6-7 may contain between 200 and 400 cubic feet of gas per ton. We have expensed the cost of this well as exploration expense, although we may choose to re-enter the well at a later date. The overall results indicate the potential for coal in a much wider area to contain economic levels of coal bed methane, and will help to further guide Fellows’ ongoing logging, geologic and drilling operations. We believe the Overthrust project has attractive coal bed methane potential, although additional exploration activity will be necessary to prove up gas reserves.

Bacaroo, Colorado. In 2004 we optioned the Bacaroo project in Colorado through our affiliation with Thomasson. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring acreage in the prospect.

Kirby and Castle Rock projects, Powder River Basin, Montana. In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million shares of restricted common stock. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production later in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

We plan to participate in a 48 well drilling program during 2005 on the Castle Rock project that will extend out from 4 previously drilled core holes. The other working interest owners in the Castle Rock Project include Quaneco (25.0%), Rocky Mountain Gas, Inc. (43.75%), Carrizo (6.25%) and Galaxy Energy Corporation (12.5%). On February 25, 2005, Enterra Energy Trust, announced that it had entered into a letter of intent for the acquisition of Rocky Mountain Gas, Inc. pursuant to a merger under Wyoming law. Completion of the merger is expected by May 1, 2005.

The Powder River Basin coalfield of northeastern Wyoming and southeastern Montana is an unconventional gas play that offers an unusual combination of comparatively moderate risk and large economic potential. The large coal deposits of the Powder River Basin are one of the greatest accumulations of coal in the world. These coal deposits contain a large resource of biogenic coal bed methane associated with numerous thick, laterally continuous, relatively shallow (less than 3,000 feet deep) Tertiary coal beds.

The Kirby project is an extension of the Powder River Basin coal bed methane play, which produces from the Tongue River Member of the Tertiary Fort Union Formation, on the western margin of the Basin north of Sheridan, Wyoming. This portion of the Basin has already seen considerable production from property owned and managed by Huber Oil & Gas at Prairie Dog Field which is on the Wyoming side, and Fidelity Oil & Gas at CX Field which straddles the Montana/Wyoming border. The Kirby project has 95,000 acres of fee, state and federal leasehold about 10 miles north of Decker, Montana. Fidelity’s CX Field is about 6 miles south of the southern boundary of the prospect.

A 16 well pilot well program has been drilled on the Kirby acreage and is scheduled to begin production in the second 2004 quarter. This pilot program will test the productivity of the Wall and Flowers-Goodale coal formations. Gas content data from mud logs and cores taken over these zones indicates that the prospective coal is fully saturated with gas, which we believe will lead to a short period of dewatering before commercial gas production volume is achieved. The engineering firm Sproule Associates, Inc. has been retained to perform a resource evaluation of the Kirby project. We believe hundreds of wells could potentially be drilled on the 95,000-acre Kirby project.

The Castle Rock project is an extension of the Powder River Basin play on the eastern margin of the Basin north of Gillette, Wyoming. This portion of the Basin is where most of the Basin’s production has occurred. The Castle Rock project has 140,000 acres of fee, state and federal leasehold along the Pumpkin Creek drainage about 20 miles west of Broadus, Montana. The eastern and northern boundaries of the prospect are the outcrops of the Sawyer and Flowers Goodale Coals. Sproule also conducted a resources evaluation of the Castle Rock project with favorable results.

Circus Project, Montana. In May 2004, we optioned the Circus project through our affiliation with Thomasson. We acquired the leases from Thomasson Partner Associates, Inc. in October, 2004, for $451,000. In February 2005 we agreed to sell the project for $1.98 million to an unrelated third party and thus realized a $1.5 million gain on the sale. We have received half of the proceeds from the sale. The buyer has committed to pay the other half upon completion of routine title work on the property. We are using the proceeds from the sale to pay down the $1.5 million November 2004 JMG note and for working capital.

Johns Valley Project, Utah. In early 2004 we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration. We acquired the option from Diamond, a corporation controlled by our CEO. The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. In order to maintain the option in good standing, we had an obligation to spend the following sums in exploration drilling on or before the dates specified to better characterize the coal and coalbed methane potential: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the above commitment for 2004, as of June 30, 2004, we advanced $241,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership. As a result, and in lieu of repayment, our $1.2 million 2004 work commitment was reduced to $718,000 to be spent by October 31, 2004. By that date we had actually spent $550,000. Due to permitting delays and other operating parameters in the field, we have entered into negotiations to restructure the timing and amounts of our work commitments as provided under the option assignment agreement. We have no current payment commitments or obligations pending the renegotiation.

In mid-2004 we drilled the 10-33C2 well in this project to its planned depth of 1,365 feet. We drilled through a potentially productive coal seam. We cored the well and have sent the core to a lab for evaluation. We have expensed the cost of this well as exploration expense, although we may choose to re-enter the well at a later date.

Other activity in the Powder River Basin, Wyoming. In July 2004 we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. After further evaluation we elected not to pursue the project.

Deer Creek Project, Montana. Early in 2004 we purchased an option to acquire a 25% working interest in 37,040 net leased acres in the Deer Creek Project. After further evaluation of the project we concluded that stronger opportunities are available and we let our option expire.

We believe our exploration activity will bring additional value to our shareholders. There is no guarantee that the leases we have acquired and the exploration activity we have conducted will be successful and increase the value of our common stock.

Drilling Activity. In 2004 we drilled an exploratory well on the Overthrust project, Utah and Wyoming, above, and an exploratory well on the Johns Valley Project, Utah, above. We drilled no development wells. We had no drilling activity prior to 2004.

Present Activity. We described our present activity in detail by project in Undeveloped Acreage, above. We have no wells currently drilling, although upon closing the purchase on the Kirby and Castle Rock projects we will have interests in 16 wells that are commencing the production phase and in drilling programs with 96 wells during 2005. We also have plans to finance and drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2005. Our partner, JMG, will also be drilling on the Weston County and Gordon Creek projects in 2005. We are seeking capital which we need in order to perform these projects.

Item 3. Legal Proceedings

We were sued in the Sixth Judicial District Court, Garfield County, Utah on November 10, 2004, by Midway Perforating and Drilling, Inc. in a complaint alleging nonpayment of charges connected with drilling the Johns Valley 10-33C2 well in Garfield County, UT. The complaint seeks damages of $100,000 and costs of $10,000. We filed our Answer and Counterclaim on January 19, 2005. We plan to vigorously defend this case because we believe that the plaintiff failed to follow our instructions to use appropriate equipment for controlling deviation of the wellbore, and that such failure caused the well to be unusable. The suit is in its early stages. Although we believe we have a strong defense and counterclaim, we cannot predict the final outcome of the suit.

Item 4. Submission of Matters to a Security Holders Vote

We submitted no matters to a security holders vote during the quarter ended December 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Prices of Common Stock

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market. Prices for our common stock are published on the OTC Bulletin Board under the trading symbol “FLWE.” On March 21, 2005, we traded at $0.96. Quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High*	Low*
2004
Fourth quarter	$1.00	$.72
Third quarter	1.07	.75
Second quarter	1.26	.89
First quarter	2.16	1.16
2003
Fourth quarter	1.78	.043
Third quarter	.15	.043
Second quarter	.15	.15
First quarter	.15	.15

*	High and low closing prices for common stock per share, as reported by NASDAQ and adjusted for stock splits.

We are authorized to issue 100,000,000 shares of $.001 par value common stock, each share of common stock having equal rights and preferences, including voting privileges. As of March 21, 2005, we had 41,743,150 shares of our $.001 par value common stock issued and outstanding. We are also authorized to issue 25,000,000 shares of $.001 par value preferred stock, none of which is issued and outstanding.

We have 22 common shareholders of record as of March 21, 2005.

We have the following outstanding securities convertible into common stock:

•	On September 9, 2003, we received $350,000 for issuance of a convertible note payable to a third party investor. The principal is due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion feature that gives the holder the right to convert all or any portion of the principal indebtedness into shares of common stock on or before March 9, 2005. The note holder has notified us that they were exercising their right to convert the entire $350,000 note at a conversion rate of $0.1429 per share, or 2,449,265 shares.

•	In June 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We used the proceeds from the offering for working capital and general corporate purposes. The conversion price of the convertible debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if we issue common stock at a price less than the conversion price of the convertible debenture, then the conversion price will be reduced to the lower price. Under such circumstances, the exercise price of the warrants will be adjusted to the same price as the conversion price. As part of the placement, we agreed to provide piggyback registration rights to register for resale all of the shares of common stock issuable upon conversion of the debenture and upon exercise of the warrants. We issued the above securities utilizing an exemption from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act based on the representations of the Purchaser that it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that it was purchasing the securities without a present view toward a distribution of the securities. In addition, we conducted no general solicitation in connection with the sale of the securities.

•	In August 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 50,000 shares of common stock. In February 2005 we extended the agreement and are obligated to issue the consultant an additional 50,000 shares of common stock.

•	In October 2004, in connection with the acquisition of oil & gas leases, we incurred an obligation to issue 200,000 shares of common stock.

•	In December 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 150,000 shares of common stock.

There are 6,500,000 restricted shares of common stock outstanding.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	475,000	$.80	1,525,000
Equity compensation plans not approved by security holders	0	0	0

Total	475,000	$.80	1,525,000

Sale of Nonregistered Securities

In August 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 50,000 shares of common stock. In February 2005 we extended the agreement and are obligated to issue the consultant an additional 50,000 shares of common stock.

In October 2004, in connection with the acquisition of oil & gas leases, we incurred an obligation to issue 200,000 shares of common stock.

In December 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 150,000 shares of common stock.

Penny Stock Regulation

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock is subject to the penny stock rules.

Item 6. Plan of Operation

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $1.05 million. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our CEO. As a result, we appointed new management while accepting the resignation of our former management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for approximately $27,000. We appointed George S. Young as our President, Chief Executive Officer and a Director and Steven L. Prince as our Vice President and a Director. The operations we plan for 2005 include exploring leases we have acquired as well as seeking to acquire and explore additional property. See Item 2—Property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

Thomasson Agreement for Exploration Services. In January 2004 we entered into an Exploration Services Agreement with Thomasson Partner Associates, Inc., Denver, CO. In February 2005 we amended the agreement. Thomasson provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson. Under the agreement, in 2005 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson a $400,000 overhead fee, and will pay an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana and the Bacaroo project in Colorado. In 2004 we incurred charges from Thomasson totaling $1,255,000, including the $400,000 overhead fee. See Item 2—Property. Founded in 1991 by Dr. M. Ray Thomasson, Thomasson is staffed by a team of over twenty seasoned professionals, experienced in geology, geophysics, petrophysics, engineering and land. Since inception, Thomasson has sold seventy projects to industry partners, primarily in the Rocky Mountain region.

As a result of this change in direction, our 2003 financial results are of limited assistance in understanding our present operations.

Risks Associated with the Oil & Gas Industry and Operations

We have a limited operating history in the oil and gas business and we may not discover commercially productive reserves. Our future success depends on our ability to economically locate oil and gas reserves in commercial quantities. Our anticipated exploration and development activity is subject to reservoir and operational risks. Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased cost and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.

We maintain insurance against some, but not all, of the risks associated with drilling and production in amounts that we believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not likely to be fully insured could have a material adverse effect on our financial condition and results of operations.

Oil and gas prices are volatile and an extended decline in prices could hurt our business prospects. Our future operations and the anticipated carrying value of our oil and gas property will depend heavily on then prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. If we are successful in establishing production, any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on our results of operations;

•	limit our ability to attract capital;

•	make the formations we are targeting significantly less economically attractive;

•	reduce our cash flow and borrowing capacity; and

•	reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

•	worldwide and domestic supplies of oil and gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil or gas producing regions;

•	the price and level of foreign imports;

•	worldwide economic conditions;

•	marketability of production;

•	the level of consumer demand;

•	the price, availability and acceptance of alternative fuels;

•	the availability of processing and pipeline capacity, weather conditions; and

•	actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.

Forward-looking Statements

Certain of the information in this Form 10-KSB includes our forward-looking statements. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have compiled the forward-looking statements specified in the following information on the basis of our assumptions which we consider to be reasonable. Our future operating results, however, are impossible to predict. You should infer no representation, guaranty, or warranty from those forward-looking statements. Some of the factors that may cause these forward looking statements not to be realized are identified above under the heading “Risks Associated with Oil and Gas Industry and Operations.”

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, we express no opinion on the achievability of those forward-looking statements. We cannot assure that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Operations Plans

During the year 2005, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Our current cash position is not sufficient to fund our cash requirements during 2005, including operations and capital expenditures. We intend to continue equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures. We may sell interests in our properties. We cannot assure that continued funding will be available.

We have not entered into commodity swap arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Our future financial results continue to depend primarily on (1) our ability to discover or purchase commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Critical Accounting Policy and Estimates

This Plan of Operation discusses our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued liabilities, financing operations, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of the estimates form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this Plan of Operation and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Liquidity and Capital Resources

In 2004 we incurred a loss of $3,760,000. At December 31, 2004, we had $149,000 of cash. Our current liabilities totaled $2,341,000, including accounts payable, $1,556,000 notes payable and a $350,000 convertible note. In February 2005 we agreed to sell one of our prospects, the Circus project, for $1.98 million to an unrelated third party. We acquired the leases in October, 2004, for $451,000 and thus realized a $1.5 million gain on the sale. The buyer has committed to pay the other half upon completion of routine title work on the property. We are using the proceeds from the sale to pay down the $1.5 million November 2004 note and for working capital.

Although we hold an option to acquire interests in the Kirby and Castle Rock projects which are now going into production, we have no assets at present which are able to generate oil & gas sales without substantial exploration expenditures, the discovery or purchase of oil or gas reserves and substantial expenditures for the development of the reserves. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

On September 9, 2003, we received $350,000 for issuance of a convertible note payable to a third party investor. The principal was due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion feature that gave the holder the right to convert all or any portion of the principal indebtedness into shares of common stock on or before March 9, 2005. The note holder has notified us that they were exercising their right to convert the entire $350,000 note at a conversion rate of $0.1429 per share, or 2,449,265 shares.

On January 5, 2004 we sold 2,750,000 shares of common stock for $2,750,000, less related offering cost, in a private placement.

In connection with the transactions which closed on January 5, 2004, we incurred an obligation to a financial adviser to issue 250,000 shares of common stock as a fee, which we issued later in 2004. We valued the shares as of January 5, 2004, and recorded the value of $457,500 as financial consultation expense.

In June 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We used the proceeds from the offering for working capital and general corporate purposes.

Over the period May through October 2004 we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In December 2004 we paid $684,621 of principal on the note plus $25,681 of interest. The December 31, 2004 balance on the note was $56,379.

In November 2004 we entered into a joint venture agreement with JMG in which JMG received a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, JMG loaned us $1,500,000, 50% of which we have repaid with interest and 50% of which is payable on April 30, 2005, with interest at 18%. We have collateralized all of our assets as security on this loan.

Cash flow. In 2004 we used $2,746,000 of cash in our operating activity. We used $2,601,000 of cash in investing activity, primarily to acquire unproved oil and gas property. We funded these cash requirements with $5,204,000 of financing activity, primarily including $2,675,000 proceeds from the private placement of common stock, $1,556,000 proceeds from notes payable net of payments on notes, and $1,000,000 of proceeds from a convertible debenture. We reduced our December 31, 2003 cash balance of $291,000 by $142,000 to $149,000 at December 31, 2004.

Results of Operations

Revenue. For the years ended December 31, 2004 and 2003, we had no revenue.

Operating Expense. In 2004 our exploration expense was $2,253,000, which included $1,897,000 of intangible drilling cost on two wells which we drilled. We have temporarily plugged those wells but may choose to reenter them in the future. The remainder of the exploration expense was delay rentals paid to retain oil and gas leases, as well as geological and geophysical expense.

Our 2004 general and administrative expense was $914,000, which primarily included $383,000 of financial and investor services (including $169,000 of noncash stock issuance obligations), $181,000 of legal fees, $177,000 of employee compensation and $79,000 of accounting fees.

Our 2004 operating expense increased substantially in all of the above areas from 2003 because of the change of the scope of our business operations to oil and gas exploration at the beginning of 2004. In 2003 our operations consisted of business consulting services in the retail automobile fueling industry.

Our 2003 operating expense was $112,000, including $108,000 in legal and professional fees and $4,000 office expenses.

Our 2004 interest expense was $136,000, up by $126,000 from 2003 interest of $10,000 because of a sharp increase in borrowing.

Item 7. Financial Statements

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Report And Financial Statements

December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

March 29, 2005

To the Stockholders of

Fellows Energy Ltd.

We have audited the accompanying balance sheet of Fellows Energy Ltd. (formerly, Fuel Centers, Inc.) as of December 31, 2004 and 2003, and the related operations statement, statement of changes in stockholders’ equity, and cash flow statement for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HALL & COMPANY

Irvine, California

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Balance Sheet

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$149,027	$291,445

Total current assets	149,027	291,445

Unproved oil & gas property	3,688,648	—
Equipment, net of $5,027 accumulated depreciation	16,563	—
Restricted cash	135,000	—

Total assets	$3,989,238	$291,445

Liabilities And Stockholders’ Equity
Accounts payable	$434,411	$50,781
Notes payable	1,556,379	—

Total current liabilities	1,990,790	50,781

Convertible note payable	350,000	350,000
Convertible debenture	1,000,000	—

Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 41,743,150 and 87,853,150 issued and outstanding	41,743	87,853
Additional paid-in capital	4,201,702	—
Stock issuance obligation	362,500	—
Accumulated deficit	(3,957,497)	(197,189)

Total stockholders’ equity	648,448	(109,336)

Total liabilities and stockholders’ equity	$3,989,238	$291,445

See accompanying notes.

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Operations Statement

Years Ended December 31, 2004 and 2003

	2004	2003
Net revenue	$—	$—

Exploration expense	2,253,295	—
General and administrative expense	1,371,280	111,632

Loss from operations	(3,624,575)	(111,632)

Interest expense	135,733	10,243

Loss before income tax	(3,760,308)	(121,875)
Income tax expense	—	1,600

Net loss	$(3,760,308)	$(123,475)

Loss per common share—basic and diluted	$(.09)	$—

Weighted average of common shares—basic and diluted	42,065,000	87,853,150

See accompanying notes.

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Stock Issuance Obligation	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2002	12,550,450	$12,550	$40,955	$—	$(41,786)	$11,719
Expenses paid by officer	—	—	2,420	—	—	2,420
Issuance of forward common stock split	75,302,700	75,303	(43,375)	—	(31,928)	—
Net loss/comprehensive loss	—	—	—	—	(123,475)	(123,475)

Balance, December 31, 2003	87,853,150	$87,853	$—	$—	$(197,189)	$(109,336)

Retire shares held by former Management	(52,610,000)	(52,610)	25,610	—	—	(27,000)
Issue shares in exchange for oil and gas interests	3,500,000	3,500	1,046,500	—	—	1,050,000
Private placement	2,750,000	2,750	2,672,342	—	—	2,675,092
Issue shares as fee for January 5, 2004 transactions	250,000	250	457,250	—	—	457,500
Obligation to issue 200,000 shares with acquisition of oil and gas interests				194,000	—	194,000
Obligation to issue 200,000 shares to financial advisers	—	—	—	168,500	—	168,500
Net loss/comprehensive loss	—	—	—	—	(3,760,308)	(3,760,308)

Balance, December 31, 2004	41,743,150	$41,743	$4,201,702	$362,500	$(3,957,497)	$648,448

See accompanying notes.

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Cash Flow Statement

Years Ended December 31, 2004 and 2003

	2004	2003
Cash flow from operating activity
Net loss	$(3,760,308)	$(123,475)
Adjustments to reconcile net loss to net cash used in operating activity
Depreciation	5,027	—
Expense paid by officer	—	2,420
Expense paid with stock issuance	457,500	—
Expense paid with stock issuance obligation	168,500	—
Changes in operating assets and liabilities
Decrease in prepaid expense	—	7,880
Decrease in interest receivable	—	35,308
Increase in accounts payable	383,630	19,129

Net cash used in operating activity	(2,745,651)	(58,738)

Cash flow from investing activity
Unproved oil & gas property	(2,444,648)	—
Equipment	(21,590)	—
Restricted cash	(135,000)	—

Cash used in investing activity	(2,601,238)	—

Cash flow from financing activity
Proceeds from notes payable	2,241,000	35,000
Payment on notes payable	(684,621)	(35,000)
Proceeds from convertible note payable	—	350,000
Proceeds from convertible debenture	1,000,000	—
Retirement of former management’s stock	(27,000)	—
Proceeds from private placement of common stock	2,675,092	—

Net cash provided by financing activities	5,204,471	350,000

Net (decrease) increase in cash	(142,418)	291,262
Cash, beginning of year	291,445	183

Cash, end of year	$149,027	$291,445

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	$1,600
Interest paid	25,681	—
Noncash:
Contribution of oil & gas interests in exchange for stock	1,050,000	—
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	—
Fee for January 5, 2004 transactions, in exchange for stock	457,500	—

See accompanying notes.

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

Note 1 – Nature Of Operations And Significant Accounting Policies

Nature of Operations – Fellows Energy Ltd., formerly Fuel Centers, Inc. is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. We incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are in Broomfield, Colorado.

Cash Equivalents – We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, we had no cash equivalents.

Fair Value of Financial Instruments – The carrying amount of our financial instruments, which includes cash and accounts payable, approximate their fair value due to the short period to maturity of these instruments.

Restricted Cash – Restricted cash is cash balances held in the form of bank certificates of deposit. At December 31, 2004, $135,000 of restricted cash was deposited with custodians to secure reclamation of oil and gas property. At December 31, 2003, we had no restricted cash.

Revenue Recognition – we record revenue when title passes, delivery occurs to our customers and the customer assumes the risks and rewards of ownership, when the price is fixed and determinable, and when collectibility is reasonably assured.

Income Tax – We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets when we consider realization of such assets to be less likely than not.

Net Loss per Common Share – We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.

Comprehensive Loss – We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended December 31, 2004 and 2003, our only component of comprehensive income or loss was the net loss reported in the operations statement.

Use of Estimates – Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk – Financial instruments that potentially subject us to concentration of credit risk consist of cash. At December 31, 2004, we had $49,028 in cash in excess of federally insured limits.

Oil and Gas Activity – We follow the successful-efforts method of accounting for oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2004.

We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 15% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

Sales of Producing and Nonproducing Property – We will account for the sale of a partial interest in a proved property as normal retirement. We will recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We will recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

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

Stock Options – On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005.

We account for stock options to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, we record no compensation expense to employees on the date of grant because in issuing the grants we set the exercise price of the underlying stock at or above the market value of the stock on the date of the grant. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2004: a risk-free interest rate of 3%; no expected dividend; a volatility factor of 30.4%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. We issued no options in 2003. Our pro forma information 2004 is:

Year Ended December 31, 2004
Net loss as reported	$(3,760,308)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(102,200)

Pro forma net loss	$(3,862,508)

Basic and diluted loss per share—as reported	$(0.09)

Pro forma basic and diluted loss per share	$(0.09)

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

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

We have not adopted any of the early transition methods provided for in Statement No. 148. In December 2004 the Financial Accounting Standards Board issued Statement No. 123 (Revised 2004), Share-Based Payment. This statement requires companies to recognize the fair value of stock options and other stock-based compensation as expense for reporting periods beginning in July 2005. For awards issued prior to the effective date, the standard requires companies to utilize prior valuation models of fair value and recognize as expense the remaining unvested portion of the awards over the remaining vesting periods. The adoption of this statement is not expected to have a material impact on the Company’s operating results, financial position or cash flow.

Note 2 – Going concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. As of December 31, 2004, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

Note 3 – Convertible Note Payable

On September 9, 2003, we received $350,000 for issuance of a convertible note payable to a third party investor. The principal is due and payable on March 9, 2005 together with interest at the rate of 8% per year. The note also contains a conversion feature that gives the holder the right to convert all or any portion of the principal indebtedness into shares of common stock on or before its due date. On March 3, 2005, the note holder notified us that they were exercising their right to convert the entire $350,000 note at a conversion rate of $0.1429 per share, or 2,449,265 shares.

Note 4 – Debenture

In June 2004 we issued a two-year convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets and is due in June 2006. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We used the proceeds from the offering for working capital and general corporate purposes.

The conversion price of the convertible debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if we issue common stock at a price less than the conversion price of the convertible debenture, then the conversion price will be reduced to the lower price. Under such circumstances, the exercise price of the warrants will be adjusted

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

to the same price as the conversion price. As part of the placement, we agreed to provide piggyback registration rights to register for resale all of the shares of common stock issuable upon conversion of the debenture and upon exercise of the warrants.

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

Note 5 – Note Payable – In November 2004 we entered into a joint venture agreement with an unrelated company in which the company received a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, the company loaned us $1,500,000, 50% of which was due on January 31, 2005 and we have repaid with interest and 50% of which is payable on April 30, 2005, with interest at 18%. This note is secured by all of our assets.

Note 6 – Common Stock

In November 2003 our Board of Directors approved a seven-to-one stock split of our issued and outstanding common stock, which was done with a dividend of six shares for each share of common stock outstanding as of the record date. The dividend was payable on November 17, 2003, for shareholders of record on November 14, 2003. The common stock continues to be $.001 par value.

In November 2003 we amended the Articles of Incorporation to change our name from Fuel Centers, Inc. to Fellows Energy Ltd. The amendment also ratified an increase in the authorized number of shares of our $.001 par value common stock from 50,000,000 to 100,000,000 shares and an increase in the number of preferred shares from 5,000,000 to 25,000,000.

In January 2004 we completed a private placement of $2,750,000, less related offering cost, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share.

In connection with the transactions which closed on January 5, 2004, we incurred an obligation to a financial adviser to issue 250,000 shares of common stock as a fee, which we issued later in 2004. We valued the shares as of January 5, 2004, and recorded the value of $457,500 as financial consultation expense.

In August 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 50,000 shares of common stock. In February 2005 we extended the agreement and are obligated to issue the consultant an additional 50,000 shares of common stock.

In October 2004, in connection with the acquisition of oil & gas leases, we incurred an obligation to issue 200,000 shares of common stock.

In December 2004 we entered into an agreement with a financial consultant in which we are obligated to issue the consultant 150,000 shares of common stock.

Note 7 – Related Party Transactions

In 2003 we occupied office space provided by our former officer. Accordingly, we allocated occupancy cost to the Company based on the square foot percentage assumed multiplied by the former officer’s total monthly cost. This is shown in the accompanying operations statement for 2003 and is considered an additional capital contribution by the former officer.

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

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our CEO. As a result, we appointed new management while accepting the resignation of our former management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for approximately $27,000.

Over the period May through October 2004 we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In December 2004 we paid $684,621 of principal on the note plus $25,681 of interest. The December 31, 2004 balance on the note was $56,379.

Note 8 – Income Tax

At December 31, 2004, we have available for federal income tax purposes a net operating loss carryforward of approximately $3,300,000, expiring at various times through 2024 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $1,120,000 at December 31, 2004. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(1,120,000) has been provided for the deferred tax assets. The following table reports our carryforwards and the related deferred tax assets by year through December 31, 2004:

Year	NOL carryforward	Deferred tax asset
2001	$10,241	$3,481
2002	21,560	7,330
2003	122,915	41,791
2004	3,138,118	1,066,960
Less: valuation allowance	—	(1,119,562)

Totals:	$3,292,834	$—

Note 9 – Commitments and contingencies

With our Exploration Services Funding Agreement with Thomasson, as amended, we are committed to paying Thomasson an $800,000 fee in 2005 for the first right to review and purchase up to a 100% interest in oil and natural gas exploration projects they develop as well as fees for any projects that we acquire from Thomasson. Under the agreement, in 2005 Thomasson will present to us an average of eight projects per year with an area of interest of 10,000 to 80,000 acres per project with a reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. After viewing a formal presentation regarding a project, we have a period of thirty days in which we have the option to acquire the project. We are not obligated to acquire any project. The agreement continues year to year until either party gives 90 days written notice of termination.

Johns Valley Project, Utah. In early 2004 we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn 70% working interest in 25,201 acres of Utah oil and gas leases. In order to maintain the option in good standing, we had an obligation to spend the following sums in exploration drilling on or before the dates specified to better characterize the coal and coalbed methane potential: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the above commitment for 2004, as of June 30, 2004, we advanced $241,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership. As a result, and in lieu of repayment, our $1.2 million 2004 work commitment was reduced to $718,000 to be spent by October 31, 2004. By that date we had actually spent $550,000. Due to permitting delays and other operating parameters in the field, we have entered into negotiations to restructure the timing and amounts of our work commitments as provided for under the option assignment agreement. We have no current payment commitments or obligations pending the renegotiation.

Operating Lease – We have a one year operating lease through January 2006 for use of our office facilities with an option to renew at market rate. The rent is $1,681 per month. Aggregate minimum rental payments are $20,172 in 2005.

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)

Notes to Financial Statements

December 31, 2004 and 2003

We were sued in the Sixth Judicial District Court, Garfield County, Utah on November 10, 2004, by Midway Perforating and Drilling in a complaint alleging nonpayment of charges connected with drilling the Johns Valley 10-33C2 well in Garfield County, UT. The complaint seeks damages of $100,000 and costs of $10,000. We filed our Answer and Counterclaim on January 19, 2005. We believe we have a strong defense and counterclaim in that the plaintiff failed to follow our instructions to use appropriate equipment for controlling deviation of the wellbore, and that such failure caused significant deviation of the wellbore, causing the well to be unusable. The suit is in its early stages. Although we believe we have a strong defense and counterclaim, we cannot predict the final outcome of the suit.

Note 10 – Subsequent Events

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received half of the proceeds from the sale. The buyer has committed to pay the other half upon completion of routine title work on the property. We acquired the leases in October, 2004, for $451,000 and thus realized a $1,493,000 gain on the sale. We are using the proceeds from the sale to pay down the $1.5 million November 2004 note and for working capital.

In February 2005 we extended our agreement with a financial consultant and are obligated to issue an additional 50,000 shares as well as a monthly fee of $7,500 for three months through April 2005.

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million shares of restricted common stock. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13A-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 8B. Other Information

Circus Project, Montana. In May 2004, we optioned the Circus project through our affiliation with Thomasson. In February 2005 we agreed to sell the project for $1.98 million to an unrelated third party. We have received half of the proceeds from the sale. The buyer has committed to pay the other half upon completion of routine title work on the property. We acquired the leases in October, 2004, for $451,000 and thus realized a $1,493,000 gain on the sale. We are using the proceeds from the sale to pay down the $1.5 million November 2004 JMG note and for working capital.

Kirby and Castle Rock projects, Powder River Basin, Montana. In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million shares of restricted common stock. See Item 2—Property, “Kirby and Castle Rock projects.”

Consulting Agreements. In February 2005, we retained CEOcast, Inc. as a consultant for a three month period, pursuant to which we agreed to pay a monthly fee of $7,500 and issue 50,000 shares of our common stock. In December 2004, we agreed to pay a referral fee to Axiom Capital Management, under which Axiom would receive fees from financings or projects that Axiom presents to us.

PART III

As permitted by General Instruction E(3) of Form 10-KSB, the information required by Part III, Items 9, 10, 11, 12, and 14 are incorporated by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after the end of the year covered by this form. If we do not file such proxy statement within the 120 day period, we will the information as an amendment to this Form 10-KSB, not later than the end of the 120-day period.

Item 13. Exhibits (awaiting input from Hogan & Hartson)

Exhibit No.
3(i)(1)	Articles of Incorporation (1)

3(i)(2)	Certificate of Amendment to Articles of Incorporation*

3(ii)	Bylaws (1)

4.1	Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004 (2)

4.2	Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004 (2)

4.3	Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004 (2)

10.1	Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation (3)

10.2	Stock Option Plan** (4)

10.3	Exploration Services Funding Agreement of January 26, 2004 with Thomasson Partner Associates, Inc.*+

10.4	Agreement to Extend and Amend Exploration Funding Service Agreement with Thomasson Partner Associates, Inc., dated February 24, 2005*

10.5	Purchase and Option Agreement of March 16, 2004 with Quaneco, LLC*+

10.6	Amendment to Purchase and Option Agreement, of September 14, 2004, with Quaneco, LLC*+

10.7	Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, LLC*+

10.8	Promissory Note of November 8, 2004 with JMG Exploration, Inc. (5)

10.9	General Security Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.10	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.11	Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc. *

10.12	Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc. *

10.13	Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc. *

10.14	Carter Creek Project Purchase Agreement, dated January 9, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. *+

10.15	Letter Agreement regarding Bacaroo Project, dated April 14, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. *+

10.16	Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004.*

14.1	Code of Ethics (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

*	Filed with this Report.
**	A management compensation plan
+	Portions have been omitted pursuant to a request for confidentiality
(1)	Incorporated by reference to Fellows’ registration statement on Form SB-2 filed on August 10, 2001
(2)	Incorporated by reference to Fellows’ Form 8-K filed June 17, 2004
(3)	Incorporated by reference to Fellows’ Form 8-K filed January 6, 2004
(4)	Incorporated by reference to Fellows’ Schedule 14A, filed on October 22, 2003
(5)	Incorporated by reference to Fellows’ Form 10-QSB, filed on November 15, 2004
(6)	Incorporated by reference to Fellows’ Form 10-KSB/A filed on April 2, 2004

Signatures

In accordance with Section 13 of the Exchange Act, Fellows Energy Ltd. caused this report to be signed on its behalf by the undersigned, who is duly authorized to do so.

Fellows Energy Ltd.

a Nevada corporation

/s/ George S. Young	March 31, 2005
George S. Young
Chief Executive Officer, President and Director

In accordance with the Exchange Act, the following persons have signed below on behalf of the Fellows Energy Ltd. in the capacities indicated.

/s/ George S. Young	March 31, 2005
George S. Young

Chief Executive Officer, President, Director,

Acting Principal Financial Officer and

Acting Principal Accounting Officer

/s/ Steven L. Prince	March 31, 2005
Steven L. Prince
Director

Exhibit Index

Exhibit No.
3(i)(1)	Articles of Incorporation (1)

3(i)(2)	Certificate of Amendment to Articles of Incorporation*

3(ii)	Bylaws (1)

4.1	Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004 (2)

4.2	Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004 (2)

4.3	Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004 (2)

10.1	Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation (3)

10.2	Stock Option Plan** (4)

10.3	Exploration Services Funding Agreement of January 26, 2004 with Thomasson Partner Associates, Inc.*+

10.4	Agreement to Extend and Amend Exploration Funding Service Agreement with Thomasson Partner Associates, Inc., dated February 24, 2005*

10.5	Purchase and Option Agreement of March 16, 2004 with Quaneco, LLC*+

10.6	Amendment to Purchase and Option Agreement, of September 14, 2004, with Quaneco, LLC*+

10.7	Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, LLC*+

10.8	Promissory Note of November 8, 2004 with JMG Exploration, Inc. (5)

10.9	General Security Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.10	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.11	Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc. *

10.12	Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc. *

10.13	Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc. *

10.14	Carter Creek Project Purchase Agreement, dated January 9, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. *+

10.15	Letter Agreement regarding Bacaroo Project, dated April 14, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. *+

10.16	Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004.*

14.1	Code of Ethics (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

*	Filed with this Report.
**	A management compensation plan
+	Portions have been omitted pursuant to a request for confidentiality
(1)	Incorporated by reference to Fellows’ registration statement on Form SB-2 filed on August 10, 2001
(2)	Incorporated by reference to Fellows’ Form 8-K filed June 17, 2004
(3)	Incorporated by reference to Fellows’ Form 8-K filed January 6, 2004
(4)	Incorporated by reference to Fellows’ Schedule 14A, filed on October 22, 2003
(5)	Incorporated by reference to Fellows’ Form 10-QSB, filed on November 15, 2004
(6)	Incorporated by reference to Fellows’ Form 10-KSB/A filed on April 2, 2004