Form 10KSB/A
period 2004-12-31
FELLOWS ENERGY LTD
filed 2005-05-02
CIK 1144439

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

There is disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form.

Fellows had no revenue in 2004.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold (See definition of affiliate in Rule 12b-2 of the Exchange Act.) as of March 18, 2005 was $36,473,000.

41,743,150 shares of $.001 par value common stock were issued and outstanding as of March 21, 2005.

Documents Incorporated by Reference: There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

This report is not in transitional small business disclosure format.

Fellows Energy Ltd.

Form 10-KSB/A

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to provide information required by Part III of Form 10-KSB. As permitted by General Instruction E to this form, the original filing of our annual report on Form 10-KSB incorporated by reference the information required by Part III from its definitive proxy statement or information statement.

The information called for in Part III may be filed as an amendment to the Form 10-KSB when a definitive proxy statement or information statement is not filed within 120 days after the end of the fiscal year covered by this form. We have not filed a definitive proxy statement or information statement. Accordingly, we are filing this Form 10-KSB/A.

The information contained in this Form 10-KSB/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our annual report on Form 10-KSB. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have set forth the complete text of each item of our originally filed annual report affected by this amendment.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

The following table has information regarding our executive officers and directors:

Name	Age	Position held
George S. Young	53	President, Chief Executive Officer and Director
Steven L. Prince	46	Vice President and Director

George S. Young. On January 5, 2004, our board of directors appointed Mr. Young as our President, Chief Executive Officer and Chairman of the board of directors. Mr. Young is an experienced business executive in the mining and petroleum industries. He is an attorney and engineer by profession, and began his legal career in the law department of Exxon Company USA. Mr. Young also worked at Kennecott Copper Corporation as a metallurgical engineer involved in the construction and start-up of a new copper smelter. From 1998 to 2002, Mr. Young was in the private practice of law. Prior to that Mr. Young was the president of Oro Belle Resources Corporation in Golden, Colorado from 1996 to 1998. Previous positions also include General Counsel and Acting General Manager for the Intermountain Power Project, a $4.4 billion coal-fired power project; Domestic Minerals Division Counsel for Getty Oil Company; and General Counsel for Bond International Gold, Inc. Most recently, Mr. Young currently serves as a director and president of Palladon Ventures Ltd., a British Columbia corporation which trades on the TSX Venture Exchange under the trading symbol PLL.V. He holds a B.Sc. in Metallurgical Engineering which he earned in 1975 from the University of Utah and a J.D. degree which he earned in 1979 from the University of Utah. Mr. Young is a member of the Society of Mining Engineers, and the state bars of Utah, Colorado and Texas. Mr. Young is not an officer or director or director of any other reporting company.

Steven L. Prince. As of January 5, 2004, our board of directors appointed Mr. Prince as our Vice President and a member of our board of directors. Mr. Prince is a petroleum engineer with over 14 years of operating experience in conventional oil and gas drilling and in coal bed methane drilling and field development. In 2003 and the beginning of 2004 Mr. Prince was a Senior Petroleum Engineer for the Navajo Indian Nation. From 2001 to 2003, Mr. Prince was an Operations Manager with CBM Production consultants. From 1997 to 2002, he served as Executive Director of the Castle Valley Gas Producers Council, a gas industry trade association. Previous positions also include Drilling Engineer with Shell Western Exploration & Production; Operations Manager and Engineering Manager with River Gas Corporation in which he played a significant role in developing the Drunkard’s Wash Field, one of the most successful coal bed methane fields in the United States, located in Central Utah. Mr. Prince is a member of the Society of Petroleum Engineers and the Rocky Mountain Association of Geologists. Mr. Prince received his B.S. in Petroleum Engineering from Montana College of Mining, Science and Technology in 1987. Mr. Prince is not an officer or director of any other reporting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities). However, George S. Young, our CEO, President and Chairman of our board of directors, and Steven L. Prince, our Vice President and Director, each inadvertently did not file a Form 4 on a timely basis in 2004 to disclose one option grant by us to each of them; the two required forms have subsequently been filed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed our code of ethics as an exhibit to a previous SEC filing. We incorporate it by reference as an exhibit to this Form 10-KSB/A.

Audit Committee Financial Expert

We do not yet have an audit committee financial expert serving on our audit committee because we have been focusing our efforts on our new operational direction in the oil and gas business.

Item 10. Executive Compensation

The compensation received by our officers and directors is determined from time to time by our board of directors. Our officers and directors are reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The below table summarizes the annual and long-term compensation for services in all capacities to us payable to our Chief Executive Officer. We had no executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2004.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
George S. Young (CEO, President, Chairman)	2004	$76,000	None	None	None	200,000	None	None

Compensation of Directors

Our directors during the reporting period were also our employees and received no extra compensation for their service on our board of directors.

Stock Option Plan

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and directors. The incentive stock option plan for our executive officers authorizes up to 2,000,000 shares of authorized common stock, $.001 par value per share, to be purchased pursuant to the exercise of Options. The effective date of the stock option plan was October 9, 2003. The stock option plan was approved by shareholders on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005.

Option/Stock Appreciation Right Grants in 2004

Individual Grants

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees In 2004	Exercise Price Per Share	Expiration Date
(a)	(b)		(c)	(d)	(e)
George S. Young	200,000	(1)	42%	$0.80	Sept. 15, 2014

(1)	The option vested 50% on September 15, 2004 and vests 50% on September 15, 2005.

Note: We have no plan or other arrangement for the issuance of Stock Appreciation Rights.

Aggregate Option/SAR Exercises in 2004 and December 31, 2004 Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12-31-04 Exercisable/Unexercisable	Value of Unexercised In-the Money Options At 12-31-04 Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
George S. Young	None	None	100,000/100,000	$10,000/$10,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

Our incentive stock option plan, described above, adopted by the board of directors on October 9, 2003, and approved by shareholders on November 10, 2003, reserves for issuance 2,000,000 shares of our common stock to satisfy the exercise of options. The below table reports information regarding the plan at December 31, 2004.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	*425,000	$0.80	*1,575,000
Equity compensation plans not approved by security holders	0	0	0

Total	425,000	0	1,575,000

*	The above securities are authorized common stock, $.001 par value per share.

Beneficial Ownership of Common Stock

The following table reports information regarding the beneficial ownership of our common stock as of March 31, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common Stock	Diamond Oil & Gas Corporation (1)	3,500,000 shares	(1)	8.6%

Common Stock	George S. Young (1), Chief Executive Officer, President, Director	3,600,000 shares	(1)	8.6%

Common Stock	Steven L. Prince, Vice President, Director	75,000 shares	(2)	(2)

Common Stock	All directors and named executive officers as a group (1), (2)	3,675,000 shares		8.8%

(1)	Diamond Oil & Gas Corporation is owned by George S. Young; therefore, Mr. Young is the beneficial owner of the shares held by Diamond Oil & Gas Corporation. The 3,600,000 shares includes the 3,500,000 shares owned by Diamond and 100,000 shares, the portion of an option owned by Mr. Young pursuant to our incentive stock option plan, which is exercisable within 60 days of March 31, 2005.
(2)	The 75,000 shares are the portion of an option owned by Mr. Prince pursuant to our incentive stock option plan, which is exercisable within 60 days of March 31, 2005. Mr. Young’s beneficial ownership is less than 1% of the class.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Commission’s rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 12. Certain Relationships and Related Transactions.

There have been no related party transactions since January 1, 2003, except for the following:

John R. Muellerleile, our former director, president and secretary, is the father of Michael J. Muellerleile, one of our shareholders and an employee of MC Law Group, which served during 2003 as our legal counsel.

John R. Muellerleile, our former director, president and secretary, provided office space to us at no charge in 2003.

Prior to Mr. Young’s becoming our CEO, Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond”), of which Mr. Young is the sole officer, director and shareholder, entered into an agreement dated December 8, 2003 with us to sell us interest in certain oil and gas leases and other assets in exchange for 3,500,000 shares of our common stock. The transaction was valued at $1.05 million. See Item 1, Description of Business, Business in our December 31, 2004, Form 10-KSB filed March 31, 2005. The transaction closed on January 5, 2004.

Over the period May through October 2004 we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO, Mr. Young. In December 2004 we paid $684,621 of principal on the note plus $25,681 of interest. The December 31, 2004 balance on the note was $56,379.

Item 13. Exhibits

Exhibit No.
3(i)(1)	Articles of Incorporation (1)

3(i)(2)	Certificate of Amendment to Articles of Incorporation (7)

3(ii)	Bylaws (1)

4.1	Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004 (2)

4.2	Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004 (2)

4.3	Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004 (2)

10.1	Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation (3)

10.2	Stock Option Plan** (4)

10.3	Exploration Services Funding Agreement of January 26, 2004 with Thomasson Partner Associates, Inc. (7)+

10.4	Agreement to Extend and Amend Exploration Funding Service Agreement with Thomasson Partner Associates, Inc., dated February 24, 2005 (7)

10.5	Purchase and Option Agreement of March 16, 2004 with Quaneco, LLC (7)+

10.6	Amendment to Purchase and Option Agreement, of September 14, 2004, with Quaneco, LLC (7)+

10.7	Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, LLC (7)+

10.8	Promissory Note of November 8, 2004 with JMG Exploration, Inc. (5)

10.9	General Security Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.10	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.11	Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.12	Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.13	Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc. (7)

10.14	Carter Creek Project Purchase Agreement, dated January 9, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)+

10.15	Letter Agreement regarding Bacaroo Project, dated April 14, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)+

10.16	Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004 (7)

14.1	Code of Ethics (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young (7)

*	Filed with this Report
**	A management compensation plan
+	Portions have been omitted pursuant to a request for confidentiality
(1)	Incorporated by reference to Fellows’ registration statement on Form SB-2 filed on August 10, 2001
(2)	Incorporated by reference to Fellows’ Form 8-K filed June 17, 2004
(3)	Incorporated by reference to Fellows’ Form 8-K filed January 6, 2004
(4)	Incorporated by reference to Fellows’ Schedule 14A, filed on October 22, 2003
(5)	Incorporated by reference to Fellows’ Form 10-QSB, filed on November 15, 2004
(6)	Incorporated by reference to Fellows’ Form 10-KSB/A filed on April 29, 2004
(7)	Incorporated by reference to Fellows’ Form 10-KSB filed on March 31, 2005

Item 14. Principal Accountant Fees and Services

Audit Fees

Hall & Company, registered independent public accountants (“Hall & Company”) is our principal independent accountant and has examined our financial statements for each of the last two years. The aggregate fees billed for each of the last two fiscal years total $110,498 for professional services rendered by the principal independent accountant for the audit of our annual financial statements, review of financial statements included in our 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

There have not been any fees billed in each of the last two years for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed for each of the last two fiscal years total $5,263 for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit year 2003 and 2004. The engagement of Hall & Company was approved by our board of directors.

Signatures

In accordance with Section 13 of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, who is authorized to do so, in Boulder, Colorado, on May 2, 2005.

Fellows Energy Ltd.
a Nevada corporation

/s/ George S. Young
George S. Young
Chief Executive Officer, President and Chairman of the Board

In accordance with the Exchange Act, the following person has signed this report on our behalf and in the capacities indicated.

/s/ George S. Young	May 2 , 2005
George S. Young
Chief Executive Officer,
President and Chairman of the Board
(and Acting Chief Accounting Officer)

Exhibit Index

Exhibit No.
3(i)(1)	Articles of Incorporation (1)

3(i)(2)	Certificate of Amendment to Articles of Incorporation (7)

3(ii)	Bylaws (1)

4.1	Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004 (2)

4.2	Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004 (2)

4.3	Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004 (2)

10.1	Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation (3)

10.2	Stock Option Plan** (4)

10.3	Exploration Services Funding Agreement of January 26, 2004 with Thomasson Partner Associates, Inc. (7)+

10.4	Agreement to Extend and Amend Exploration Funding Service Agreement with Thomasson Partner Associates, Inc., dated February 24, 2005 (7)

10.5	Purchase and Option Agreement of March 16, 2004 with Quaneco, LLC (7)+

10.6	Amendment to Purchase and Option Agreement, of September 14, 2004, with Quaneco, LLC (7)+

10.7	Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, LLC (7)+

10.8	Promissory Note of November 8, 2004 with JMG Exploration, Inc. (5)

10.9	General Security Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.10	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.11	Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.12	Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.13	Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc. (7)

10.14	Carter Creek Project Purchase Agreement, dated January 9, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)+

10.15	Letter Agreement regarding Bacaroo Project, dated April 14, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)+

10.16	Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004 (7)

14.1	Code of Ethics (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young*

32.1	Rule 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young (7)

*	Filed with this Report
**	A management compensation plan
+	Portions have been omitted pursuant to a request for confidentiality
(1)	Incorporated by reference to Fellows’ registration statement on Form SB-2 filed on August 10, 2001
(2)	Incorporated by reference to Fellows’ Form 8-K filed June 17, 2004
(3)	Incorporated by reference to Fellows’ Form 8-K filed January 6, 2004
(4)	Incorporated by reference to Fellows’ Schedule 14A, filed on October 22, 2003
(5)	Incorporated by reference to Fellows’ Form 10-QSB, filed on November 15, 2004
(6)	Incorporated by reference to Fellows’ Form 10-KSB/A filed on April 29, 2004
(7)	Incorporated by reference to Fellows’ Form 10-KSB filed on March 31, 2005