Form 10QSB
period 2005-03-31
FELLOWS ENERGY LTD
filed 2005-05-23
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Interlocken Boulevard, Suite 400 Broomfield, Colorado 80021 (Address of Principal Executive Offices)

(303) 327-1525
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2005, there were 45,742, 415 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

Part I: Financial Information

Item 1.	Financial Statements

Fellows Energy Ltd.

Balance Sheet

(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Cash	$19,867	$149,027
Property sale receivable	787,519	—

Total current assets	807,386	149,027

Unproved oil & gas property	3,221,789	3,688,648

Equipment, net of $7,024 and $1,100 accumulated
depreciation, respectively	14,764	16,563

Restricted cash	135,000	135,000

Total assets	$4,178,939	$3,989,238

Liabilities And Stockholders’ Equity

Accounts payable	$501,470	$434,411
Notes payable	784,879	1,556,379

Total current liabilities	1,286,349	1,990,790

Convertible note payable	—	350,000

Convertible debenture	1,000,000	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 41,743,150 shares issued and outstanding	41,743	41,743
Additional paid-in capital	4,201,702	4,201,702
Stock issuance obligation	893,211	362,500
Accumulated deficit	(3,244,066)	(3,957,497)

Total stockholders’ equity	1,892,590	648,448

Total liabilities and stockholders’ equity	$4,178,939	$3,989,238

See accompanying notes to financial statements

Fellows Energy Ltd.

Operations Statement
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Revenue	$—	$—

Operating expense
Exploration	216,430	63,234
General and administrative	426,065	626,715

Operating (loss)	(642,495)	(689,949)

Other income (expense)
Interest expense	(81,356)	(6,439)
Gain on Sale of Property	1,437,281	—

Income (loss) before income tax	713,430	(696,388)

Income tax expense	271,103	—
Deferred tax benefit	(271,103)	—

Net Income (loss)	$713,430	$(696,388)

Basic and diluted earnings (loss) per share	$0.02	$(0.02)
Basic weighted average shares outstanding	41,743,150	43,930,952

Diluted weighted average shares outstanding	44,807,417	43,930,952

See accompanying notes to financial statements

Fellows Energy Ltd.

Cash Flow Statement
(Unaudited)

	Quarters Ended March 31,
	2005	2004
Cash flow from operating activity
Net income (loss)	$713,430	$(696,388)
Adjustments to reconcile net loss to net cash used in
operating activity
Gain on sale of unproved oil and gas property	(1,437,281)	—
Interest paid with stock issuance obligation on
convertible note	44,712	—
Expenses paid with stock issuance obligations	136,000	—
Expense paid with stock issuance	—	457,500
Depreciation	1,799	1,100
Changes in operating assets and liabilities
Accounts payable	67,059	15,250
Prepaid expense	—	(5,000)
Net cash (used in) operating activity	(474,281)	(227,538)

Cash flow from investing activity
Proceeds on sale of oil and gas property, net of
$52,519 closing cost	1,924,690	—
Property sale receivable	(787,519)	—
Unproved oil and gas property additions	(20,551)	(1,003,232)
Restricted cash securing oil and gas property reclamation	—	(135,000)
Loan receivable	—	(80,000)
Equipment	—	(12,912)
Net cash from (used in) investing activity	1,116,620	(1,231,144)

Cash flow from financing activity
Sale of common stock	—	2,648,092
Payments on notes payable	(851,500)	—
Proceeds from note payable	80,000	—
Net cash (used in) from financing activity	(771,500)	2,648,092

Net (decrease) increase in cash	(129,160)	1,189,410
Cash and equivalents, beginning of period	149,027	291,445
Cash, end of period	$19,867	$1,480,855

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	$—
Interest paid in cash	81,750	—
Interest paid with stock issuance obligation	44,711	—

Noncash:
Conversion of $350,000 convertible note plus $44,711 interest for
stock issuance obligation of 2,449,265 shares	394,711	—
Contribution of oil & gas interests in exchange for stock	—	1,050,000

See accompanying notes to financial statements

Fellows Energy Ltd.

Financial Statement Notes
March 31, 2005

Note 1 -Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2004. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

Comprehensive net income (loss) equals net income (loss).

Earnings (Loss) per share

We compute basic and diluted earnings (loss) per share as net income or loss divided by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is similar to basic earnings per share but also presents the dilutive effect on a per share basis of securities convertible into common shares (e.g. stock options, warrants and other convertible securities) as if they had been converted at the beginning of the periods presented. In periods in which we incur losses we exclude potential shares from convertible securities from the computation of diluted loss per share as their effect is antidilutive in those periods.

Stock Options

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

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2005: a risk-free interest rate of 3%; no expected dividend; a volatility factor of 30.4%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the first quarter of 2005 is as follows (in thousands, except per share amounts).

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004

Net Income (loss) as reported	$713,430	$(696,388)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(25,550)	—

Pro forma net income (loss)	$687,880	$(696,388)

Basic and diluted earnings per share—as reported	$0.02	$(0.02)

Pro forma basic and diluted gain per share	$0.02	$(0.02)

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R) (Statement 123(R)), Accounting for Stock-Based Compensation.  Statement 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  Statement 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to Statement 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this statement are effective at the beginning of the next fiscal year.  Accordingly, we will adopt Statement 123(R) commencing with the quarter ending March 31, 2006.  We believe the adoption of Statement 123(R) may have a material effect on our results of operations.

Reclassifications

We have made certain reclassifications to the 2004 financial statements to conform with the 2005 financial statement presentation.

Note 2 - Contingencies

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. In the quarter ended March 31, 2005 we had net income attributable to the sale of an oil and gas property. From the inception of our oil and gas exploration business, we have not produced or sold any hydrocarbons. As of March 31, 2005 we have limited financial resources. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. We continue to seek additional financing. Should we not obtain adequate financing we may not be able to continue operations at our current scope of activity.
Note 3—Sale of Oil and Gas Property

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received $1.19 million of the proceeds from the sale. The buyer has committed to pay the remainder of the sales price upon completion of routine title work on the property. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4—Note Payable

In February 2005 we paid $750,000 principal of the 18% $1,500,000 note payable to JMG Exploration, Inc., plus accrued interest of $82,000. The remaining $750,000 was due on April 30, 2005. We are negotiating an extension of the remaining balance.

Note 5—Related Party Transactions

At December 31, 2004 we owed $56,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the March 2005 quarter, we borrowed $80,000 and paid down principal of $101,000 on the note, resulting in principal due at March 31, 2005 of $35,000 plus interest of $1,000.

Note 6—Income Tax

In the quarter ended March 2005 we had income before income tax of $713,000. We accrued income tax of $271,000. We offset the tax with an equal amount of deferred tax benefit resulting from the utilization of our tax net operating loss carryforward. We had not previously recorded a benefit for our tax carryforward because we had not been able to determine the likelihood of utilization of it.

Note 7 - Subsequent Events

$1,064,000 Private Placement

On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $219,000 of fees and cost, netting approximately $845,000. We sold 1,936,388 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,819 of the same warrants to the placement agent as additional compensation. We have agreed to register the resale of the shares sold and the shares underlying the warrants with the U.S. Securities and Exchange Commission.

Common Stock

In April 2005 we authorized the issuance of:
•	200,000 shares of common stock to Quaneco, LLC pursuant to a September 14, 2004, amendment to a purchase agreement;
•	50,000 shares of common stock to a business consultant pursuant to an August 1, 2004 agreement;
•	150,000 shares of common stock to a business consultant pursuant to a November 8, 2004 agreement;
•	100,000 shares of common stock to a business advisor pursuant to a January 10, 2005 agreement;
•	50,000 shares of common stock to a business consultant pursuant to a February 1, 2005 agreement;
•
1,000,000 shares of common stock to Quaneco, LLC pursuant to a March 1, 2005 agreement as part of the consideration for the acquisition of the Kirby and Castle Rock projects. See Item 2, Recent Activity, and

•	2,449,265 shares of common stock on conversion of the 8% $350,000 convertible note issued September 9, 2003.

Project Participation

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates, Inc. to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we will pay Thomasson $80,000 for Platte, and $105,000 for Badger. This is made up of half of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional cost for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000 respectively. The total cost of these projects will be $143,000 and $217,000 respectively by September 15, 2005.

Item 2. Plan of Operation

Forward-Looking Statements

This report includes certain forward-looking statements. Forward-looking statements are statements that predict the occurrence of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. We have written the forward-looking statements specified in the following information on the basis of assumptions we consider to be reasonable. However, we cannot predict our future operating results. Any representation, guarantee, or warranty should not be inferred from those forward-looking statements.

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

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain assets owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The assets included certain oil and gas projects, as well as the right to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado. Diamond is controlled by our CEO. The operations we plan for 2005 include exploring leases we have acquired as well as seeking to acquire and explore additional property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

Thomasson Agreement for Exploration Services. In February 2005 we amended our Exploration Services Agreement with Thomasson. Thomasson provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson. Under the agreement, in 2005 Thomasson will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson a $400,000 overhead fee, and will pay an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana and the Bacaroo project in Colorado. In 2004 we incurred charges from Thomasson totaling $1,255,000, including the $400,000 overhead fee.

Risks Associated with the Oil & Gas Industry and Operations

We have a limited operating history in the oil and gas business and we may not discover or acquire commercially productive reserves. Our future success depends on our ability to economically locate oil and gas reserves in commercial quantities. Our anticipated acquisition, exploration and development activity is subject to reservoir and operational risks. Even when oil and gas is found in what we believe to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased cost and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.

We maintain insurance against some, but not all, of the risks associated with drilling and production in amounts that we believe to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not likely to be fully insured could have a material adverse effect on our financial condition and results of operations.

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

Operations Plans

During 2005, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

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

Our future financial results continue to depend primarily on (1) our ability to discover or purchase commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Recent Activity

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received $1.19 million of the proceeds from the sale. The buyer has committed to pay the remainder of the sales price upon completion of routine title work on the property. We acquired the leases in October, 2004 with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

In February 2005 we extended our agreement with a financial consultant and are obligated to issue an additional 50,000 shares to the consultant for compensation for his services, as well as a monthly fee of $7,500 for three months through April 2005.

In March 2005 we agreed, subject to customary closing conditions, with Quaneco L.L.C. to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million shares of restricted common stock. Under the terms of the agreement, we will participate in a 48-well drilling program during 2005 on the Kirby project that will extend out from an existing 16-well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%). We are currently seeking financing to fund our participation in this project.

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates, Inc. to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota, respectively. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we will pay Thomasson $80,000 for Platte, and $105,000 for Badger. This is made up of half of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional cost for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000, respectively. The total cost of these projects will be $143,000 and $217,000, respectively, by September 15, 2005.

Common Stock: In April 2005 we authorized the issuance of:
•	200,000 shares of common stock to Quaneco, LLC pursuant to a March 16, 2004 agreement;
•	50,000 shares of common stock to a business consultant pursuant to an August 1, 2004 agreement;
•	150,000 shares of common stock to a business consultant pursuant to a November 8, 2004 agreement;
•	100,000 shares of common stock to a business advisor pursuant to a January 10, 2005 agreement;
•	50,000 shares of common stock to a business consultant pursuant to a February 1, 2005 agreement;
•
1,000,000 shares of common stock to Quaneco, LLC pursuant to a March 1, 2005 agreement as part of the consideration for the acquisition of the Kirby and Castle Rock projects. See Item 2, Recent Activity, and

•	2,449,265 shares of common stock on conversion of the 8% $350,000 convertible note issued September 9, 2003.

Oil & Gas Projects

Weston County, Wyoming. In November 2004 we executed a joint venture agreement with JMG Exploration, Inc., to drill our Weston County and Gordon Creek projects. Under the agreement, JMG will receive a 50% interest in exchange for spending $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005. In addition, JMG loaned $1,500,000 to Fellows with a short-term note. We have paid back one half of the loan.

The Weston County project is a 19,290-acre project on the east flank of the Powder River Basin. We anticipate that JMG will commence exploration, permitting and other pre-drilling activities in the second 2005 quarter. The prospect is a potential extension of an existing producing field. In addition, the parties will target the nearby locations with potential in the Minnelusa sandstone and Dakota channel sandstone formations.

Gordon Creek, Utah. JMG will also drill on the 5,242-acre Gordon Creek project, which we acquired from The Houston Exploration Company for $288,000. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard’s Wash Project, which Our project personnel successfully drilled previously for River Gas Corporation.

Based on exploration results, JMG has indicated its intent to sell a portion of its working interest to Enterra Energy Trust in an arrangement under which JED Oil, Inc. under a development agreement with Enterra, will complete any development programs on the projects.

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

We drilled our first well in the project in 2004, the Crane 6-7, in Rich County, Utah. The well reached a total depth of 4280 feet. We cored coal and carbonaceous shale over a combined interval of 556 feet. In September 2004 we received the results from the gas desorption tests from the Spring Valley coal of the Frontier formation and the coal in the Bear River formation in the well. Results showed 253 cubic feet of gas per ton on an ash-free basis in the coal in the well. Lesser amounts of gas were present in the carbonaceous shale in the well. These tests corroborate earlier data that was generated by Quaneco, our partner on the project, suggesting that coal in an area of the project that lies a considerable distance north of the Crane 6-7 may contain between 200 and 400 cubic feet of gas per ton. We have expensed the cost of this well as exploration expense, although we may choose to re-enter the well at a later date. The overall results indicate the potential for coal in a much wider area to contain economic levels of coal bed methane, and will help to further guide our ongoing logging, geologic and drilling operations. We believe the Overthrust project has attractive coal bed methane potential, although additional exploration activity will be necessary to prove up gas reserves.

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

We plan to participate in a 48 well drilling program during 2005 on the Castle Rock project that will extend out from four previously drilled core holes. The other working interest owners in the Castle Rock Project include Quaneco (25.0%), Rocky Mountain Gas, Inc. (43.75%), Carrizo (6.25%) and Galaxy Energy Corporation (12.5%). On February 25, 2005, Enterra Energy Trust, announced that it had entered into a letter of intent for the acquisition of Rocky Mountain Gas, Inc. pursuant to a merger under Wyoming law.

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

A 16-well pilot well program has been drilled on the Kirby acreage and is scheduled to begin production in the second 2005 quarter. This pilot program will test the productivity of the Wall and Flowers-Goodale coal formations. Gas content data from mud logs and cores taken over these zones indicates that the prospective coal is fully saturated with gas, which we believe will lead to a short period of dewatering before commercial gas production volume is achieved. The engineering firm Sproule Associates, Inc. has been retained to perform a resource evaluation of the Kirby project. We believe hundreds of wells could potentially be drilled on the 95,000-acre Kirby project.

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

Circus Project, Montana. In May 2004, we optioned the Circus project through our affiliation with Thomasson. In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received $1.19 million of the proceeds from the sale. The buyer has committed to pay the remainder of the sales price upon completion of routine title work on the property. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

Johns Valley Project, Utah. In early 2004 we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration. We acquired the option from Diamond, a corporation controlled by our CEO. The option is for fifteen oil and gas leases that are for terms of ten years expiring in 2010. Due to permitting delays and other operating parameters in the field, we entered into negotiations to restructure the timing and amounts of our work commitments as provided under the option assignment agreement.

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

Present Activity. We described our present activity in detail by project in Oil and Gas Projects, above. We have no wells currently drilling, although upon closing the purchase on the Kirby and Castle Rock projects we will have interests in 16 wells that are commencing the production phase and in drilling programs with 96 wells during 2005. We also have plans to finance and drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2005. Our partner, JMG, will also be drilling on the Weston County and Gordon Creek projects in 2005. We are seeking capital which we need in order to finance these projects.

Critical Accounting Policies and Estimates

Our Plan of Operation section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expense, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates and judgments form the basis for determining the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These carrying values are some of the most significant accounting estimates inherent in the preparation of our financial statements. These accounting policies are described in relevant sections in this discussion and in the notes to the financial statements included in our December 31, 2004 Form 10-KSB Annual Report.

Liquidity and Capital Resources

In 2004 we incurred a loss of $3,760,000. In the quarter ended March 31, 2005 we earned net income of $713,000 as a result of a $1,437,000 gain on the sale of oil and gas property. At March 31, 2005, we had $20,000 of cash, total current assets of $807,000 and current liabilities of $1,177,000. In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received $1.19 million of the proceeds from the sale. The buyer has committed to pay the remainder of the sales price upon completion of routine title work on the property. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale. On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $219,000 of fees and cost, netting approximately $845,000. We sold 1,936,388 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,819 of the same warrants to the placement agent as additional compensation. In connection with the JMG-Enterra transaction described in “Recent Activity” above, on November 8, 2004, JMG loaned us $1,500,000. We paid 50% of the loan plus interest at 18% in February 2005. The remainder was due on April 30, 2005. We are negotiating an extension of the remaining balance. We collateralized all of our assets as security on this loan pursuant to a security agreement with JMG dated November 8, 2004.

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. In the quarter ended March 2005, we had net income attributable to the sale of an oil and gas property. From the inception of our oil and gas exploration business, we have not produced or sold any hydrocarbons. Although we hold an option to acquire interests in the Kirby and Castle Rock projects which are now going into production, we have no assets at present which are able to generate oil & gas sales without substantial exploration expenditures, the discovery or purchase of oil or gas reserves and substantial expenditures for the development of the reserves. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

At December 31, 2004 we owed $56,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the March 2005 quarter, we borrowed $80,000 and paid down principal of $101,000, resulting in principal due at March 31, 2005 of $35,000 plus interest of $1,000.

Cash flow. In the March 2005 quarter we used $1,262,000 in our operating activity. We received net cash of $1,904,000 from investing activity, attributable to the sale of the Circus project. We used $771,000 in financing activity, for payments on notes payable. We reduced our December 31, 2004 cash balance of $149,000 to $20,000 at March 31, 2005.

Results of Operations

Revenue. Throughout 2004 and 2005 to date, we earned no revenue from our exploration activity on our oil and gas property or from other operations.

Operating expense. For the quarter ended March 2005, our operating expense was $642,000, compared to $690,000 in the March 2004 quarter. The expense for both quarters came from oil and gas exploration, salaries, business advisory services, legal and professional fees, travel, occupancy and investor relations expense. The expense decreased because of lower business advisory services.

Gain on sale of property. In the March 2005 quarter we earned a $1,437,000 gain on the sale of the Circus project, which we sold for $1,977,000. Our cost on the leases was $487,000. Additionally, we incurred $53,000 of closing cost.

Interest expense. We incurred interest expense of $81,000 in the March 2005 quarter compared to $6,000 in the March 2004 quarter. Interest increased because of a substantial increase in our debt between the two quarters.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accurately recorded, processed, summarized and reported within the time periods specified in the rules of the U.S. Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer (who is also currently acting as the principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were adequate.

Changes in internal controls. We made no significant changes to our internal controls during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

The disclosure in Item 3, “Legal Proceedings” of our Annual Report on Form 10-KSB, filed with the Commission on March 31, 2005, is hereby incorporated by reference.

Item 2.	Changes in Securities and Small Business Issuer Purchases of Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

$1,064,000 Private Placement

On May 18, 2005, we closed on $1,063,650 in equity financing and issued approximately 545,461 units, at a price of $1.95 per unit, each unit consisting of 3.55 shares of our common stock, $.001 par value per share, and one and one-half Series A warrants to purchase our common stock. The units were sold to a limited number of accredited investors through a private placement memorandum and were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act. We also agreed to pay the following to a placement agent: (i) a placement fee equal to 10% of the gross proceeds received from sales to certain investors identified by the placement agent; (ii) a warrant or warrants, identical to the warrants contained in the units, equal to 15% of the number of units issued to certain investors identified by the placement agent, and (iii) a non-accountable expense allowance of 3% of the aggregate gross proceeds of the offering.

Each whole warrant will entitle the holder to purchase one share of our common stock for a price of $1.00 per share for three years from the date of purchase of the unit. The warrants also contain limited anti-dilution rights. The warrants are subject to adjustment in the event of (i) any subdivision or combination of our outstanding common stock or (ii) any distribution by us to holders of common stock of (x) a stock dividend, or (y) assets (other than cash dividends payable out of retained earnings) to holders of common stock. In addition, until two (2) years from the date the Registration Statement (as defined below) filed pursuant to the Registration Rights Agreement is declared effective, and except for certain issuances of our common stock including (A) pursuant to rights, warrants, convertible securities or options outstanding on the date of issuance of the warrants, (B) pursuant to the offering, or (C) in other limited circumstances, if and when we issue or sell any common stock (including rights, warrants, convertible securities or options for its capital stock) for a consideration per share less than the per share purchase price of such common stock in the offering, then we shall issue additional common stock to the investors so that the average per share purchase price of the shares of common stock issued to the investors (of only the common stock still owned by such investors) is equal to such other lower price per share.

Pursuant to a Registration Rights Agreement that we entered into with the purchasers of the units, we granted registration rights for the purchased shares of common stock and the common stock issuable upon exercise of the warrants. We will pay certain expense incurred by the holders of the securities in exercising their registration rights. Additionally, we are obligated to prepare and file with the SEC a registration statement (on Form S-1 or SB-2, or other appropriate registration statement form) under the Securities Act (the “Registration Statement”), at our sole expense, so as to permit a resale of the shares purchased in the offering, including those underlying the warrants, under the Securities Act by the investors as selling stockholders (and not as underwriters).

The Registration Rights Agreement requires that we cause the Registration Statement to be filed within 30 calendar days from the first closing date with penalties for non-performance. In the event that (i) the Registration Statement is not declared effective within 90 calendar days from the first closing date, or (ii) 120 days in the case of a review of the Registration Statement by the SEC, or (iii) we do not maintain such Registration Statement as effective for the required period, then we will pay liquidated damages in common stock. Such payment of the liquidated damages shall not relieve us from our obligations to register the securities and the additional shares payable as liquidated damages.

The Registration Rights Agreement also requires that we will maintain the Registration Statement effective under the Securities Act until the earlier of (i) the date that none of the securities covered by such Registration Statement may be issued pursuant to the terms of such security, (ii) the date that all of the securities have been sold pursuant to such Registration Statement, (iii) the date the investors receive an opinion of our counsel, which counsel shall be reasonably acceptable to the investors, that the securities may be sold under the provisions of Rule 144 without limitation as to volume, (iv) all securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and we have delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (v) three years from the effective date of the Registration Statement. Piggyback registration rights apply if the Registration Statement is not effective during this period.

Item 6. Exhibits

4.1	May 18, 2005 form of Warrant to Purchase Common Stock of Fellows Energy Ltd.

4.2	May 18, 2005 form of Registration Rights Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fellows Energy Ltd. a Nevada corporation

May 23, 2005	/s/ George S. Young
George S. Young
Chief Executive Officer, President, Director and Acting Principal Accounting Officer

Exhibit List

4.1	May 18, 2005 form of Warrant to Purchase Common Stock of Fellows Energy Ltd.

4.2	May 18, 2005 form of Registration Rights Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young

32.1	Section 1350 Certification of Chief Executive Officer and Acting Chief Accounting Officer, George S. Young