Form 10QSB
period 2005-06-30
FELLOWS ENERGY LTD
filed 2005-08-22
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

_____________________

Form 10-QSB
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File Number: 000-33321

____________________
Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)
_____________________

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Interlocken Boulevard, Suite 400 Broomfield, Colorado 80021 (Address of Principal Executive Offices)

(303) 327-1525
(Registrant’s Telephone Number, Including Area Code)

___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 21, 2005 there were 47,878,806 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2005

Part I: Financial Information

Item 1.	Financial Statements

Fellows Energy Ltd.
Balance Sheet
(Unaudited)

June 30, 2005

Assets
Cash	$2,503,171
Interest Receivable	130
Prepaid Expenses	71,378
Total current assets	2,574,679

Unproved oil & gas property	5,295,030

Equipment, net of $8,905 accumulated depreciation	22,240

Restricted cash	235,000
Deferred debt issue costs	459,868

Total assets	$8,586,817

Liabilities And Stockholders’ Equity

Accounts payable	$332,092
Notes payable	—

Total current liabilities	332,092

Convertible debenture	4,326,612
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,878,809 shares issued and outstanding	47,878
Additional paid-in capital	7,365,696
Stock issuance obligation	—
Accumulated deficit	(3,485,461)

Total stockholders’ equity	3,928,113

Total liabilities and stockholders’ equity	$8,586,817

See accompanying notes to financial statements

Fellows Energy Ltd.

Operations Statement
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005		2004
Revenue	$—	$—		$—		$—

Operating expense
Exploration	243,768	63,234		31,277		—
General and administrative	984,320	274,318		551,084		105,103

Operating (loss)	(1,228,088)	(337,552)		(582,361)		(105,103)

Other income (expense)	3,369	—		136		—
Interest expense	(129,408)	(21,529)		(48,094)		(15,090)
Gain on Sale of Property	1,442,674	—		5,393		—
Gain on extinguishment of debt	383,531	—		383,531		—

Income (loss) before income tax	472,078	(359,081)		(241,395)		(120,193)

Income tax expense	—	—		—		—
Deferred tax benefit	—	—		—		—

Net Income (loss)	$472,078	$(359,081)		$(241,395)		$(120,193)

Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$	-nil-	$	-nil-
Basic weighted average shares outstanding	44,484,056	42,512,051		47,164,723		41,493,150

Diluted weighted average shares outstanding	63,572,133	42,512,051		66,252,800		41,493,150

See accompanying notes to financial statements

Fellows Energy Ltd.

Cash Flow Statement
(Unaudited)

Six Months Ended June 30,
2005	2004
Cash flow from operating activities
Net income (loss)		$472,078		$(359,081)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unproved oil and gas property		(1,442,674)		---
Gain from extinguishment of debt		(383,531)		---
Debt issue costs and discount amortization		102,928
Depreciation		3,878		2,152
Expenses paid with stock issuance		264,500		—
Interest paid with stock issuance		44,711
Changes in operating assets and liabilities
Interest receivable		(130)		—
Prepaid expense		(71,378)		(5,000)
Deferred debt issue costs		(459,868)		---
Accounts payable		(102,319)		38,263
Net cash provided by (used in) operating activities		(1,571,805)		(323,666)

Cash flow from investing activities:
Proceeds on sale of oil and gas property		1,930,083		---
Unproved oil and gas property additions		(1,493,792)		(3,097,257
Restricted Cash		(100,000)		(135,000)
Purchase of equipment		(9,555)		(12,912
Net cash provided by (used in) investing activities		326,736		(3,245,169)

Cash flow from financing activities
Proceeds from issuance of convertible debenture		3,849,685		1,000,000
Issuance of common stock		922,376		2,648,092
Borrowings on note payable		80,000		425,000
Payments on notes payable		(1,252,848)		---
Net cash provided by financing activities		3,599,213		4,073,092

Net increase in cash and equivalents		2,354,144		504,257
Cash and equivalents at beginning of period		149,027		291,445

Cash and equivalents at end of period		$2,503,171		$795,702

Supplemental Disclosure of Cash Floe and Noncash Investing and Financing Activity
Income tax paid	$	---	$	---
Interest paid		$81,750	$	---
Non cash:
Conversion of $350,000 convertible note into common stock		$394,711	$	---
Acquisition of oil & gas interest in exchange for common stock		$600,000		$1,050,000

See accompanying notes to financial statements

Fellows Energy Ltd.
 Financial Statement Notes
June 30, 2005

Note 1 -Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2004, as well as the 10-QSB for the quarter ended March, 31, 2005 and the 8-K filed on June 20, 2005. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

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

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2005: a risk-free interest rate of 3%; no expected dividend; a volatility factor of 30.4%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the second quarter of 2005 is as follows (in thousands, except per share amounts).

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

Net Income (loss) as reported		$472,078		$(359,081)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards		(51,100)		—

Pro forma net income (loss)		$420,978		$(359,081)

Basic and diluted earnings per share—as reported	$	-nil-	$	-nil-

Pro forma basic and diluted gain per share	$	-nil-	$	-nil-

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

Note 2 - Contingencies and Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. From the inception of our oil and gas exploration business, we have not produced or sold any hydrocarbons. As of June 30, 2005 we have strengthened our financial resources. However, our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. We continue to seek additional financing. Should we not obtain adequate financing we may not be able to continue operations at our current scope of activity.

Note 3—Sale of Oil and Gas Property

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received the full $1.98 million of the proceeds from the sale. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4—Note Payable

In February 2005 we paid $750,000 principal of the 18% $1,500,000 note payable to JMG Exploration, Inc., plus accrued interest of $82,000. The remaining $750,000 was due on April 30, 2005.

In May 2005, we assigned our remaining 50% interest in the Gordon Creek and Weston County properties to JMG as full payment of the unpaid principal and accrued interest on the note. As part of the settlement agreement, JMG’s commitment to spend $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005 was terminated and JMG granted us the option to re-acquire our 50% ownership by June 30, 2005 for the amount of $391,000. We exercised this option in June 2005. Under this transaction, the Company removed itself from the liability of the note payable, and re-acquired the 50% ownership in the Gordon Creek and Weston County properties for $391,000. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

Note 5—Related Party Transactions

At March 31, 2005 we owed $35,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the quarter ending June 30, 2005, we borrowed $379,000 and paid down principal of $414,000 on the note, resulting in the paying off of the remaining balance owed plus interest of $500.

Note 6—Common Stock

In April 2005 we issued 2,999,265 shares of common stock for the following stock issuance obligations:

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

In April 2005, we issued 1,000,000 shares of common stock to Quaneco, LLC pursuant to a March 1, 2005 agreement as part of the consideration for the acquisition of the Kirby and Castle Rock projects. In accordance with the final purchase agreement, we have valued these shares at $0.60 per share. See Note 8.

On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $141,000 of fees and cost, netting approximately $922,000. We sold 1,936,391 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,819 of the same warrants to the placement agent as additional compensation. We have agreed to register the resale of the shares sold and the shares underlying the warrants with the U.S. Securities and Exchange Commission.

In June 2005, we issued a total of 200,000 shares of common stock in connection with agreements with a financial consultant.

Note 7—Convertible Debenture

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5,501,200 in face amount of debentures maturing at the end of the 27th month from the date of issuance, and three year warrants to purchase common stock of the company. The debentures bear no interest and the investors paid $3,849,685, after discounts of $1,651,515, for the debentures. A commission of 9% on the $3.85 million was paid in connection with the transaction, and we paid $100,000 in legal fees, resulting in net proceeds to the company of $3,403,267. The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment can be made in cash or in common. We may pay this amortization payment in cash or in stock at the lower of $0.60 per share (the Set Price) or 80% of the volume weighted average price of the stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount. At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective (the Effective Date), and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed. At any time, the debentures are convertible into common stock at the Set Price.

We issued warrants to the investors, expiring June 17, 2008, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions. Upon an issuance of shares of common stock below the exercise price, the exercise price of the warrants will be reduced to equal the share price at which the additional securities were issued and the number of warrant shares issuable will be increased such that the aggregate exercise price payable for the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Warrants to purchase 250,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

In addition to the $1,651,515 cash discount, we also recorded a discount of $626,042 based on a Black-Scholes model valuation of the 4,584,334 warrants issued to the debenture holders and the 250,000 warrants issued to HPC Capital Management.

Note 8—Unproved Oil and Gas Property

On April 14, 2005, we entered into a letter of intent to purchase the John’s Valley project, and we are under continuing negotiations to purchase the project or an interest in the project through an earn-in arrangement. We have made a payment of $300,000 toward the purchase.

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates, Inc. to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we have paid Thomasson $80,000 for Platte, and $105,000 for Badger. This is made up of half of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional cost for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000 respectively. The total cost of these projects will be $143,000 and $217,000 respectively by September 15, 2005.

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. In April 2005 we issued Quaneco, 1,000,000 shares of our common stock in connection with this agreement. On June 23, 2005, we entered into a definitive purchase agreement with Quaneco and paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we have until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production later in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain assets owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The assets included certain oil and gas projects, as well as the right to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado. Diamond is controlled by our CEO, George S. Young. The operations we plan for 2005 include exploring leases we have acquired as well as seeking to acquire and explore additional property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

In February 2005 we amended our Exploration Services Agreement with Thomasson Partner Associates. Thomasson Partner Associates provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson Partner Associates provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson Partner Associates. Under the agreement, in 2005, Thomasson Partner Associates will present to us a minimum of eight project opportunities with the reasonable potential of at least 200 Bcf of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson Partner Associates and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson Partner Associates a $400,000 overhead fee, and will pay an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson Partner Associates. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson Partner Associates include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana and the Bacaroo project in Colorado. In 2004 we incurred charges from Thomasson Partner Associates totaling $1,255,000, including the $400,000 overhead fee.

Operations Plans

During the next twelve months, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farmout or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to continue equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures. We may sell interests in our properties. We cannot assure that continued funding will be available.

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

Recent Activity

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We completed the sale in June 2005. We acquired the leases in October 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

In February 2005 we extended our agreement with a financial consultant and are obligated to issue an additional 50,000 shares to the consultant for compensation for his services, as well as a monthly fee of $7,500 for three months through April 2005. In April 2005, we further extended our agreement with the financial consultant through October 2005 on the same terms as the prior extension.

In March 2005 we agreed, subject to customary closing conditions, with Quaneco L.L.C. to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. Under the terms of the agreement, we will participate in a 48-well drilling program during 2005 on the Kirby project that will extend out from an existing 16-well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%). We are currently seeking financing to fund our participation in this project.

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota, respectively. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we will pay Thomasson Partner Associates $80,000 for Platte, and $105,000 for Badger. This amount represents approximately of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional costs for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000, respectively. The total cost of these projects will be $143,000 and $217,000, respectively, by September 15, 2005.

On May 18, 2005, we closed on $1,063,650 in equity financing and issued approximately 545,461 units, at a price of $1.95 per unit, each unit consisting of 3.55 shares of our common stock, and one and one-half Series A warrants to purchase our common stock. The units were sold to a limited number of accredited investors through a private placement memorandum and were exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act. We also agreed to pay the following to a placement agent: (1) a placement fee equal to 10% of the gross proceeds received from sales to certain investors identified by the placement agent; (2) a warrant or warrants, identical to the warrants contained in the units, equal to 15% of the number of units issued to certain investors identified by the placement agent, and (3) a non-accountable expense allowance of 3% of the aggregate gross proceeds of the private placement.

Each whole warrant entitles the holder to purchase one share of our common stock for a price of $1.00 per share for three years from the date of purchase of the unit. The warrants also contain limited anti-dilution rights. The warrants are subject to adjustment in the event of (1) any subdivision or combination of our outstanding common stock or (2) any distribution by us to holders of common stock of (x) a stock dividend, or (y) assets (other than cash dividends payable out of retained earnings) to holders of common stock. In addition, until two years from the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective, and except for certain issuances of our common stock including (A) pursuant to rights, warrants, convertible securities or options outstanding on the date of issuance of the warrants, (B) pursuant to the private placement, or (C) in other limited circumstances, if and when we issue or sell any common stock (including rights, warrants, convertible securities or options for its capital stock) for a consideration per share less than the per share purchase price of such common stock in the private placement, then we shall issue additional common stock to the investors so that the average per share purchase price of the shares of common stock issued to the investors (of only the common stock still owned by such investors) is equal to such other lower price per share.

Pursuant to a Registration Rights Agreement that we entered into with the purchasers of the units, we granted registration rights for the purchased shares of common stock and the common stock issuable upon exercise of the warrants. We will pay certain expense incurred by the holders of the securities in exercising their registration rights. Additionally, we are obligated to prepare and file with the Commission a registration statement (on Form S-1 or SB-2, or other appropriate registration statement form) under the Securities Act, at our sole expense, so as to permit a resale of the shares purchased in the private placement, including those underlying the warrants, under the Securities Act by the investors as selling security holders (and not as underwriters).

The Registration Rights Agreement requires that we cause the registration statement to be filed within 30 calendar days from the first closing date with penalties for non-performance. In the event that (1) the registration statement is not declared effective within 90 calendar days from the first closing date, or (2) 120 days in the case of a review of the registration statement by the Commission, or (3) we do not maintain such registration statement as effective for the required period, then we will pay liquidated damages in common stock. Such payment of the liquidated damages shall not relieve us from our obligations to register the securities and the additional shares payable as liquidated damages.

The Registration Rights Agreement also requires that we will maintain the registration statement effective under the Securities Act until the earlier of (1) the date that none of the securities covered by such registration statement may be issued pursuant to the terms of such security, (2) the date that all of the securities have been sold pursuant to such registration statement, (3) the date the investors receive an opinion of our counsel, which counsel shall be reasonably acceptable to the investors, that the securities may be sold under the provisions of Rule 144 without limitation as to volume, (4) all securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and we have delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (5) three years from the effective date of the registration statement. Piggyback registration rights apply if the registration statement is not effective during this period.

In June 2005, we paid off the balance on our $1,500,000 loan to JMG Exploration, Inc., an affiliate of JED Oil, Inc., through the assignment of the our 50% interest in the Weston County and Gordon Creek projects.

Oil & Gas Projects

Weston County, Wyoming

In November 2004 we executed a joint venture agreement with JMG Exploration, to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration will receive a 50% interest in exchange for spending $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005. In addition, JMG Exploration loaned $1,500,000 to us with a short-term note. In connection with repayment of the JMG Exploration loan, we have assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right has been exercised. As part of the full settlement of the $1,500,000 note, JMG Exploration’s commitment to spend $2,000,000 in exploration and drilling activity by November 7, 2005 has been terminated. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

The Weston County project is a 19,290-acre project on the east flank of the Powder River Basin. We anticipate that JMG Exploration will commence exploration, permitting and other pre-drilling activities in the second 2005 quarter. The prospect is a potential extension of an existing producing field. In addition, the parties will target the nearby locations with potential in the Minnelusa sandstone and Dakota channel sandstone formations.

Gordon Creek, Utah

JMG Exploration will also drill on the 5,242-acre Gordon Creek project, which we acquired from The Houston Exploration Company for $288,000. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard’s Wash Project, which Our project personnel successfully drilled previously for River Gas Corporation.

Based on exploration results, JMG Exploration has indicated its intent to sell a portion of its working interest to Enterra Energy Trust in an arrangement under which JED Oil, Inc. under a development agreement with Enterra, will complete any development programs on the projects. In connection with repayment of the JMG Exploration loan, we have assigned the remaining 50% interest in the Gordon Creek project to JMG Exploration, subject to our right to reacquire those interests for approximately $390,000 by June 30, 2005, which right has been exercised.

Carter Creek, Wyoming

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

Overthrust, Utah and Wyoming

In 2004 we optioned the Overthrust project for a 65% working interest in 183,000 acres of oil, gas and coal bed methane leases in northeastern Utah and southwestern Wyoming from Quaneco, an Oklahoma company. We plan to test the three identified coal seams that run through much of the area. Previous drilling has included seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that appear to be prospective for coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields.

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

Bacaroo, Colorado

In 2004 we optioned the Bacaroo project in Colorado through our affiliation with Thomasson Partner Associates. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring acreage in the prospect.

Kirby and Castle Rock Projects, Powder River Basin, Montana

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. We have paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we have until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production later in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

We plan to participate in a 48 well drilling program during 2005 on the Castle Rock project that will extend out from four previously drilled core holes. The other working interest owners in the Castle Rock Project include Quaneco (25.0%), Enterra Energy Trust (43.75%), Carrizo (6.25%) and Galaxy Energy Corporation (12.5%).

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

Circus Project, Montana

In May 2004, we optioned the Circus project through our affiliation with Thomasson Partner Associates. In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We completed the sale in June 2005. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

Johns Valley Project, Utah

In early 2004 we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration. The option, which expired in October 2004, was for fifteen oil and gas leases that were for terms of ten years. Due to permitting delays and other operating parameters in the field, we are negotiating to restructure the potential option and the timing and amounts of our work commitments as provided under the option assignment agreement.

In mid-2004 we drilled the 10-33C2 well in this project to its planned depth of 1,365 feet. We drilled through a potentially productive coal seam. We cored the well and have sent the core to a lab for evaluation. We have expensed the cost of this well as exploration expense.

On April 14, 2005, we entered into a letter of intent to purchase the project, and we are under continuing negotiations to purchase the project or an interest in the project through an earn-in arrangement.

Drilling Activity

In 2004 we drilled an exploratory well on the Overthrust project, Utah and Wyoming, above, and an exploratory well on the Johns Valley Project, Utah, above. We drilled no development wells. We had no drilling activity prior to 2004.

Present Activity

We described our present activity in detail by project in Oil and Gas Projects, above. We have interests in wells currently drilling in the Kirby and Castle Rock projects. Currently, we have interests in 16 wells that are commencing the production phase and in drilling programs with 96 wells during 2005. We also have plans to finance and drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2005. We expect our partner, JMG Exploration, will also be drilling on the Weston County and Gordon Creek projects in 2005. We are seeking capital which we need in order to finance these projects.

Results of Operations

Revenue. Throughout 2004 and 2005 to date, we earned no revenue from our exploration activity on our oil and gas property or from other operations.

Operating expense. For the quarter ended June 2005, our operating expense was $582,000, compared to $105,000 in the June 2004 quarter. The expense for both quarters came from oil and gas exploration, salaries, business advisory services, legal and professional fees, travel, occupancy and investor relations expense. The expense increased because of costs of capital and other business advisory services.

Gain on sale of property. In the March 2005 quarter we earned a $1,437,000 gain on the sale of the Circus project, which we sold for $1,977,000. Our cost on the leases was $487,000. Additionally, we incurred $53,000 of closing cost.

Interest expense. We incurred interest expense of $48,000 in the June 2005 quarter compared to $15,000 in the June 2004 quarter. Interest increased because of an increase in our debt between the two quarters.

Liquidity and Capital Resources

In 2004 we incurred a loss of $3,760,000. In the quarter ended June 30, 2005, we incurred a net loss of $241,000. At June 30, 2005, we had $2,503,000 of cash, total current assets of $2,575,000 and current liabilities of $332,000. In February 2005 we sold the Circus project for $1.98 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale. On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $141,000 of fees and cost, netting approximately $922,000. We sold 1,936,391 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,819 of the same warrants to the placement agent as additional compensation. On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5.5 million in face amount of debentures maturing at the end of the 27th month from the date of issuance, and three year warrants to purchase common stock of the company. The debentures do not accrue interest and the investors paid $3.85 million for the debentures. A commission of 9% on the $3.85 million was paid in connection with the transaction, and we paid $30,000 of the investor’s counsel’s legal fees, resulting in net proceeds to the company of $3.4 million. Net proceeds will be used for general working capital.

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. From the inception of our oil and gas exploration business, we have not produced or sold any hydrocarbons. Although we have acquired an option of interest in the Kirby and Castle Rock projects which are now going into production, we have no assets at present which are able to generate oil & gas sales without further expenditures for the development of the reserves. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

At March 31, 2005 we owed $35,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the quarter ending June 30, 2005, we borrowed $379,000 and paid down principal of $414,000 on the note, resulting in the paying off of the remaining balance owed plus interest of $500.

On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $142,000 of fees and cost, netting approximately $922,000. We sold 1,936,391 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,820 warrants to the placement agent as additional compensation to acquire the same units offered in the private placement.

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5,501,199.95 in face amount of debentures maturing June 17, 2008, and three year warrants to purchase our common stock. The debentures do not accrue interest and the investors paid $3,849,685 for the debentures. A commission of 9% on the $3,849,685 was paid by us to HPC Capital Management, a registered broker-dealer, in connection with the transaction, and we paid $100,000 in expenses and fees including $30,000 of the investors’ counsel’s legal fees, resulting in net proceeds to us of $3,403,267.35. Net proceeds will be used by us for general working capital.

The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment can be made in cash or in shares of our common stock. We may pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount.

Except as provided in the succeeding paragraph and to the extent any debentures remain outstanding, at any time, the debentures are convertible into shares of our common stock at $0.60 per share.

At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed.

After the registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, if the closing price for our common stock exceeds $1.50 for 20 consecutive trading days, we can require the holders to convert some or all of the debentures at $0.60.

We issued warrants to the investors, expiring June 17, 2008, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions. Upon an issuance of shares of common stock below the exercise price, the exercise price of the warrants will be reduced to equal the share price at which the additional securities were issued and the number of warrant shares issuable will be increased such that the aggregate exercise price payable for the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Warrants to purchase 250,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

After the effective date of this registration statement, if in any period of 20 consecutive trading days our stock price exceeds 250% of the warrants’ exercise price, all of the warrants shall expire on the 30th trading day after we send a call notice to the warrant holders. If at any time after one year from the date of issuance of the warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants, then the holder may exercise the warrant at such time by means of a cashless exercise. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors’ position.

The investors have agreed to restrict their ability to convert their debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Cash flow. In the June 2005 quarter we obtained $189,000 in our operating activity. We used $2,063,000 in investing activity for property and option acquisitions, and obtained $4,228,000 in financing activity from capital obtained through financings. We increased our March 31, 2005 cash balance of $20,000 to $2,503,000 at June 30, 2005.

Critical Accounting Policies and Estimates

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

Item 3. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our annual report on Form 10-KSB, filed with the Commission on June 30, 2005, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005 we issued 2,999,265 shares of common stock for the following stock issuance obligations:

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

In April 2005, we issued 1,000,000 shares of common stock to Quaneco, LLC pursuant to a March 1, 2005 agreement as part of the consideration for the acquisition of the Kirby and Castle Rock projects. In accordance with the final purchase agreement, we have valued these shares at $0.60 per share.

On May 18, 2005, we closed on $1,063,650 in equity financing and issued approximately 545,461 units, at a price of $1.95 per unit, each unit consisting of 3.55 shares of our common stock, $0.001 par value per share, and one and one-half Series A warrants to purchase our common stock. The units were sold to a limited number of accredited investors through a private placement memorandum and were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act. We also agreed to pay the following to a placement agent: (1) a placement fee equal to 10% of the gross proceeds received from sales to certain investors identified by the placement agent; (2) a warrant or warrants, identical to the warrants contained in the units, equal to 15% of the number of units issued to certain investors identified by the placement agent, and (3) a non-accountable expense allowance of 3% of the aggregate gross proceeds of the private placement.

Each whole warrant will entitle the holder to purchase one share of our common stock for a price of $1.00 per share for three years from the date of purchase of the unit. The warrants also contain limited anti-dilution rights. The warrants are subject to adjustment in the event of (1) any subdivision or combination of our outstanding common stock or (2) any distribution by us to holders of common stock of (x) a stock dividend, or (y) assets (other than cash dividends payable out of retained earnings) to holders of common stock. In addition, until two (2) years from the date the registration statement filed pursuant to the Registration Rights Agreement is declared effective, and except for certain issuances of our common stock including (A) pursuant to rights, warrants, convertible securities or options outstanding on the date of issuance of the warrants, (B) pursuant to the private placement, or (C) in other limited circumstances, if and when we issue or sell any common stock (including rights, warrants, convertible securities or options for its capital stock) for a consideration per share less than the per share purchase price of such common stock in the offering, then we shall issue additional common stock to the investors so that the average per share purchase price of the shares of common stock issued to the investors (of only the common stock still owned by such investors) is equal to such other lower price per share.

In June 2005, we issued a total of 200,000 shares of common stock in connection with agreements with a financial consultant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: August 22, 2005	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer (Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)