Form 10QSB
period 2005-09-30
FELLOWS ENERGY LTD
filed 2005-11-21
CIK 1144439

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                -----------------


                                   Form 10-QSB

                                -----------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                        Commission File Number: 000-33321


                              FELLOWS ENERGY LTD.
                              ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter


           Nevada                                            33-0967648
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                      370 Interlocken Boulevard, Suite 400
                           Broomfield, Colorado 80021

                    (Address of Principal Executive Offices)

                                 (303) 327-1525
              (Registrant's Telephone Number, Including Area Code)

                                -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No  [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2005 there were 47,878,806 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                               FELLOWS ENERGY LTD.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005


                                Table of Contents

PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

                    Balance Sheets:
                    September 30, 2005 (Unaudited)                                                                3

                    Statements of Operations:
                    Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)                           4

                    Statements of Cash Flows:
                    Nine Months Ended September 30, 2005 and 2004 (Unaudited)                                     5

                    Notes to Unaudited Financial Statements:
                    September 30, 2005                                                                         6-12

     Item 2.    Management Discussion and Analysis                                                               13

     Item 3.    Controls and Procedures                                                                          22

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                23

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      23

     Item 3.    Defaults Upon Senior Securities                                                                  24

     Item 4.    Submission of Matters to a Vote of Security Holders                                              24

     Item 5.    Other Information                                                                                24

     Item 6.    Exhibits                                                                                         24

Signatures                                                                                                       25

                          Part I: Financial Information

Item 1. Financial Statements

                               Fellows Energy Ltd.
                                  Balance Sheet
                                   (Unaudited)

                                                                                               September 30,
                                                                                                   2005
                                                                                            -----------------
                                          Assets

Cash and Cash Equivalents                                                                    $       2,560,489
Marketable securities, available-for-sale                                                              364,347
Accounts Receivable                                                                                      1,976
Interest Receivable                                                                                        179
Prepaid Expenses                                                                                        15,000
                                                                                             -----------------
Total current assets                                                                                 2,941,991

Unproved oil & gas property                                                                          5,213,912

Equipment, net of $12,014 accumulated depreciation                                                      52,321
Deposits                                                                                               475,500
Restricted cash                                                                                        235,000
Deferred debt issue costs                                                                              610,022


Total assets                                                                                 $       9,558,746
                                                                                             =================

                           Liabilities And Stockholders' Equity

Accounts payable                                                                             $         341,474

                                                                                             -----------------

Total current liabilities                                                                              341,474

Convertible debenture                                                                                6,145,599
Stockholders' equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding                                                                                --
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,878,806 shares issued and outstanding                                                    47,878
Additional paid-in capital                                                                           7,980,602
Accumulated deficit                                                                                 (4,961,259)
Accumulated other comprehensive income                                                                   4,452
                                                                                             -----------------

Total stockholders' equity                                                                           3,071,673
                                                                                             -----------------

Total liabilities and stockholders' equity                                                   $       9,558,746
                                                                                             =================

                 See accompanying notes to financial statements

                               Fellows Energy Ltd.

                            Statements of Operations
                                   (Unaudited)


                                                          Nine Months Ended               Three Months Ended
                                                           September  30,                   September  30,
                                                   -----------------------------------------------------------------
                                                        2005             2004             2005           2004
                                                   -----------------------------------------------------------------
Revenue                                            $            --   $          --    $         --    $         --

Operating expense
Exploration                                                904,400         120,591          40,507          57,357
General and administrative                               1,770,587         472,944         812,909         198,626
                                                   ---------------   -------------    ------------     -----------

Operating (loss)                                        (2,674,987)       (593,535)       (853,416)       (255,983)

Other income (expense)                                      (9,795)              --         (4,142)             --
Interest expense                                          (175,184)        (56,518)        (45,870)        (34,989)
Gain on Sale of Property                                 1,442,674               --             --              --
Gain on extinguishment of debt                             383,531               --             --              --
                                                   ---------------   -------------    ------------     -----------

Loss before income tax                                  (1,033,761)       (650,053)     (1,503,428)       (290,972)

Income tax expense                                              --               --             --              --
Deferred tax benefit                                            --               --             --              --
                                                   ---------------   -------------    ------------     -----------

Net Loss                                           $    (1,033,761) $     (650,053) $   (1,503,428) $     (290,972)
                                                   ===============  ==============  ==============  ==============

Other comprehensive income (loss)
Unrealized holding gains on marketable securities            4,452               --          4,452              --
Comprehensive Loss                                 $    (1,029,309)       (650,053) $   (1,498,876)       (290,972)

Basic earnings (loss) per share                    $         (0.02) $        (0.02) $        (0.03) $        (0.01)
                                                   ===============  ==============  ==============  ==============
Basic weighted average shares outstanding               45,632,281      42,169,938      47,523,716      41,493,150
                                                   ===============  ==============  ==============  ==============
Diluted earnings (loss) per share                            (0.01)          (0.02)          (0.02)          (0.01)
Diluted weighted average shares outstanding             71,700,527      42,169,938      73,591,962      41,493,150
                                                   ===============  ==============  ==============  ==============

                 See accompanying notes to financial statements

                               Fellows Energy Ltd.

                               Cash Flow Statement
                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                       2005               2004
                                                                                    ------------------------------
Cash flow from operating activities:
Net income (loss)                                                                   $   (1,033,761) $     (650,053)
Adjustments to reconcile net income to net cash used in operating activities:
     Loss on sale of marketable securities                                                     183              --
     Gain on sale of unproved oil and gas property                                      (1,442,674)             --
     Gain from extinguishment of debt                                                     (383,531)             --
     Debt issue costs and discount amortization                                            361,835              --
     Depreciation                                                                            6,987           1,100
     Expenses paid with stock issuance                                                     264,500              --
     Interest paid with stock issuance                                                      44,711              --
Changes in operating assets and liabilities:
     Receivables                                                                            (2,155)             --
     Prepaid expense                                                                       (15,000)             --
     Deferred debt issue costs                                                            (610,022)             --
     Accounts payable                                                                      (92,937)        449,005
                                                                                    --------------  --------------
Net cash provided by (used in) operating activities                                     (2,901,864)       (199,948)
                                                                                    --------------  --------------

Cash flow from investing activities:
Purchase of marketable securities                                                         (360,000)             --
Deposits                                                                                  (475,500)             --
Proceeds on sale of oil and gas property                                                 1,930,083              --
Unproved oil and gas property additions                                                 (1,412,673)     (5,257,617)
Restricted Cash                                                                           (100,000)       (135,000)
Purchase of equipment                                                                      (42,745)             --
                                                                                    --------------  --------------
Net cash provided by (used in) investing activities                                       (460,835)     (5,392,617)
                                                                                    --------------  --------------

Cash flow from financing activities:
Proceeds from issuance of convertible debenture                                          6,024,633       1,000,000
Issuance of common stock                                                                   922,376       3,698,092
Borrowings on note payable                                                                  80,000         625,000
Payments on notes payable                                                               (1,252,848)             --
                                                                                    --------------  --------------
Net cash provided by financing activities:                                               5,774,161       5,323,092
                                                                                    --------------  --------------

Net increase in cash and equivalents                                                     2,411,462        (269,473)
                                                                                    --------------  --------------
Cash and equivalents at beginning of period                                                149,027         291,445

Cash and equivalents at end of period                                               $    2,560,489  $       21,972
                                                                                    ==============  ==============

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing
Activity:
Income tax paid                                                                     $          ---  $           --
Interest paid                                                                       $       81,750  $           --
Non cash:
Conversion of $350,000 convertible note into common stock                           $      394,711  $           --
Acquisition of oil & gas interest in exchange for common stock                      $      600,000  $           --

                 See accompanying notes to financial statements

                               Fellows Energy Ltd.
                     Notes to Unaudited Financial Statements
                               September 30, 2005

Note 1 -Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2004, as well as the 10-QSB for the quarters ended March, 31, 2005 and June 30, 2005. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-operating sources. For the Company, such items consisted of unrealized holding gains and losses on market securities for the current period.

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

Stock Options

We account for stock options to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Pursuant to APB No. 25, we record no compensation expense to employees on the date of grant because in issuing the grants we set the exercise price of the underlying stock at or above the market value of the stock on the date of the grant. Stock options granted to consultants are accounted for under the fair value method, in accordance with Statement of Financial Accounting Standards No. 123 (Statement 123), Accounting for Stock-Based Compensation.

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2005: a risk-free interest rate of 3%; no expected dividend; a volatility factor of 30.4%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options' vesting period. Our pro forma information for the third quarter of 2005 is as follows (in thousands, except per share amounts).

                                                                                  Nine Months      Nine Months
                                                                                     Ended            Ended
                                                                                 September 30,      September
                                                                                      2005           30, 2004
                                                                                -----------------------------------
Net Income (loss) as reported                                                   $ (1,029,309)     $     (650,053)
         Deduct: Total stock based employee compensation expense

determined under fair value based method for all awards                              (51,100)               --
                                                                                ----------------  -----------------

Pro forma net income (loss)                                                     $ (1,080,409)     $     (650,053)
                                                                                ================  =================

Basic and diluted earnings per share--as reported                               $     -nil-       $        -nil-
                                                                                ================  =================

Pro forma basic and diluted gain per share                                      $     -nil-       $        -nil-
                                                                                ================  =================

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

Note 2 - Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception. From the inception of our oil and gas exploration business, we have not produced or sold any hydrocarbons. As of September 30, 2005 we have strengthened our financial resources. However, our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. We continue to seek additional financing. Should we not obtain adequate financing we may not be able to continue operations at our current scope of activity.

Note 3--Sale of Oil and Gas Property

In February 2005 we agreed to sell the Circus project for $1.98 million to an unrelated third party. We have received the full $1.98 million of the proceeds from the sale. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4--Deposits

In July and August 2005, we entered into three separate agreements to option the acquisition interests in one producing and two exploration oil and gas properties. In connection with those options, we made deposits totaling $475,500, to negotiate and close acquisition agreements. One project known as the Carbon County project is currently producing and selling 30 million cubic feet of natural gas per month. The company has placed 300,000 on deposit to hold the property, 30,000 of which became non-refundable as of September 30, 2005. We expect to close on the project on or before November 30, 2005. We made deposits of $66,000, $65,000 and $44,500 on other projects for which we are negotiating. All the funds are fully refundable.

Note 5--Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, as classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders' equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Note 6--Note Payable

In February 2005 we paid $750,000 principal of the 18% $1,500,000 note payable to JMG Exploration, Inc., plus accrued interest of $82,000. The remaining $750,000 was due on April 30, 2005.

In May 2005, we assigned our remaining 50% interest in the Gordon Creek and Weston County properties to JMG as full payment of the unpaid principal and accrued interest on the note. As part of the settlement agreement, JMG's commitment to spend $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005 was terminated and JMG granted us the option to re-acquire our 50% ownership by June 30, 2005 for the amount of $391,000. We exercised this option in June 2005. Under this transaction, the Company removed itself from the liability of the note payable, and re-acquired the 50% ownership in the Gordon Creek and Weston County properties for $391,000. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

Note 7--Related Party Transactions

At March 31, 2005 we owed $35,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the quarter ending June 30, 2005, we borrowed $379,000 and paid down principal of $414,000 on the note, resulting in the paying off of the remaining balance owed plus interest of $500.

Note 8--Common Stock

In April 2005 we issued 2,999,265 shares of common stock for the following stock issuance obligations:

o 200,000 shares of common stock to Quaneco, LLC pursuant to a March 16, 2004 agreement;
o 50,000 shares of common stock to a business consultant pursuant to an August 1, 2004 agreement;
o 150,000 shares of common stock to a business consultant pursuant to a November 8, 2004 agreement;
o 100,000 shares of common stock to a business advisor pursuant to a January 10, 2005 agreement;
o 50,000 shares of common stock to a business consultant pursuant to a February 1, 2005 agreement;
o 2,449,265 shares of common stock on conversion of the 8% $350,000 convertible note issued September 9, 2003.

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

Durig the third quarter ending September 30, 2005, we issued no new or additional shares of common stock.

Note 9--Convertible Debentures

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5,501,200 in face amount of debentures maturing at the end of the 27th month from the date of issuance, and three year warrants to purchase common stock of the company. The debentures bear no interest and the investors paid $3,849,685, after discounts of $1,651,515, for the debentures. A commission of 9% on the $3.85 million was paid in connection with the transaction, and we paid $100,000 in legal fees, resulting in net proceeds to the company of $3,403,267. The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment can be made in cash or in common stock. We may pay this amortization payment in cash or in stock at the lower of $0.60 per share (the Set Price) or 80% of the volume weighted average price of the stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount. At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective (the Effective Date), and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed. At any time, the debentures are convertible into common stock at the Set Price.

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

On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors for the issuance of $3,108,000 in face amount of debentures maturing December 21, 2008, and three year warrants to purchase common stock of the company. The debentures do not accrue interest and the investors paid $2,174,947.52 for the debentures. A commission of 8% on $2,000,000 raised was paid to in connection with the transaction, and we placed $50,000 in escrow for the payment of future legal fees, resulting in net proceeds to the company of $1,964,947.52 before $39,000 in associated current legal fees. Net proceeds will be used for general working capital. The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment can be made in cash or in restricted common stock. We may pay this amortization payment in cash or in stock at the lower of $0.75 per share (the Set Price) or 80% of the volume weighted average price of the stock for the five trading days prior to the repayment date, provided that there is an effective registration statement and the monthly conversion price is greater of than $0.60. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount. At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective (the Effective Date), and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed. At any time, the debentures are convertible to restricted common stock at the Set Price.

We issued warrants to the investors, expiring September 21, 2008, to purchase 2,072,000 shares of restricted common stock, at a price per share of $0.80. The number of shares underlying the warrants equals 50% of the shares issuable on full conversion of the debentures at the set price (as if the debentures were so converted on September 21, 2005). In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions. Upon an issuance of shares of common stock below the exercise price, the exercise price of the warrants will be reduced to equal the share price at which the additional securities were issued and the number of warrant shares issuable will be increased such that the aggregate exercise price payable for the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

Warrants to purchase 100,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

In addition to the $933,052 cash discount, we also recorded a discount of $614,905 based on a Black-Scholes model valuation of the 2,072,000 warrants issued to the debenture holders and the 100,000 warrants issued to HPC Capital Management.

Note 10--Unproved Oil and Gas Property

On April 14, 2005, we entered into a letter of intent to purchase the John's Valley project, and we are under continuing negotiations to purchase the project or an interest in the project through an earn-in arrangement. We have made a payment of $300,000 toward the purchase. We are currently in negotiations to enter into an industry standard earn-in agreement on the project.

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates, Inc. to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we have paid Thomasson $80,000 for Platte, and $105,000 for Badger. This is made up of half of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional cost for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000 respectively. The geochemical survey and analysis has commenced on the Platte project in preparation for target delineation. We have made payments toward the total cost of these projects due to Thomasson by paying $50,000 for Platte and $75,000 for Badger. The total cost of these projects is $143,000 and $217,000 respectively.

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. In April 2005 we issued Quaneco, 1,000,000 shares of our common stock in connection with this agreement. On June 23, 2005, we entered into a definitive purchase agreement with Quaneco and paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we had until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. During the quarter ending September 30, 2005, we negotiated with Quaneco for an extension of the time to make payments, but have not yet finalized any extension. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%). Operations continue on the dewatering and discharge of water from the first 16 wells drilled on the Kirby project. The construction of the pipeline to service the project is nearing completion. The water treatment plant is completed and under operation. We believe that production is imminent from the first 16 wells, while the drilling of the next 48 wells on Kirby is underway, and permits have been applied for for the drilling on the first 48 wells on Castle Rock.

     On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah (the "Carbon County Project") currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. The closing of the purchase agreement is subject to numerous terms and conditions, including technical and legal due diligence which we are in the process of completing, and anticipate closing the acquisition by the end of November. A favorable engineering study has been completed by Sproule & Associates verifying the proven, developed producing reserves and undeveloped reserves.

     On October 25, 2005, the Company announced that it had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively "Creston"), and is completing arrangements with private investors, whereby the Company will supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. The Company will immediately commence a rework program to re-complete previously-completed zones and extend behind pipe reserves in the wells, located primarily in the prolific Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production while Fellows and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. Work is scheduled to begin on the first four wells immediately, maintaining continuous operations until all wells have been brought to full potential.

     Under the participation agreement, Fellows will begin reworking wells as necessary to revitalize production across the 9,000 acres that pertain to the wells. Due to the over-pressured, fractured nature of reservoir in the field, as well as the large vertical extent of potential pay zones, many of the wells have formation damage resulting from high drilling mud weights and cementing operations. These conditions have left many zones unable to produce to their potential. Fellows will employ a variety of conventional and innovative proprietary techniques to reduce the effects of formation damage and increase oil and gas recovery.

     In mid-2004 we drilled the 10-33C2 well on the Johns Valley Project in Utah to its planned depth of 1,365 feet. We drilled through a potentially productive coal seam. We cored the well and have sent the core to a lab for evaluation. We have expensed the cost of this well as exploration expense. On April 14, 2005, we entered into a letter of intent to purchase the project, and we are under continuing negotiations to purchase the project or an interest in the project through an earn-in arrangement.

     On August 12, 2005 we entered into a Purchase and Option Agreement with Western States Molybdenum Company ("Western States") for the purchase of all of its interests in oil and gas properties in Southern Utah. In the event we make the purchase, the negotiated price in $100,000, net of deposits previously made. We have through December 31, 2005 to exercise the option.

     The last four agreements described above are the result of negotiations that took place during the quarter and were the subject of the $300,000, $66,000, $65,000 and $44,500 refundable deposits, respectively, described in
Note 4 - Deposits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     In March 2005 we agreed, subject to customary closing conditions, with Quaneco L.L.C. to acquire up to a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. Under the terms of the agreement, we will participate in a 48-well drilling program during 2005 on the Kirby project that will extend out from an existing 16-well pilot program of previously drilled wells. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%). We are currently seeking financing to fund our participation in this project.

     On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota, respectively. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we paid Thomasson Partner Associates $80,000 for Platte, and $105,000 for Badger. This amount represents approximately of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional costs for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000, respectively. The total cost of these projects is $143,000 and $217,000 respectively.

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

     On the Kirby and Castle Rock projects, operations continue on the dewatering and discharge of water from the first 16 wells drilled on the Kirby project. The construction of the pipeline to service the project is nearing completion. The water treatment plant is completed and under operation. We believe that production is imminent from the first 16 wells, while the drilling of the next 48 wells on Kirby is underway, and permits have been applied for for the drilling on the first 48 wells on Castle Rock.

     On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. The closing of the purchase agreement is subject to numerous terms and conditions, including technical and legal due diligence which we are in the process of completing, and anticipate closing the acquisition by the end of November. A favorable engineering study has been completed by Sproule & Associates verifying the proven, developed producing reserves and undeveloped reserves.

     We will use the experience of our personnel who participated in the development of Drunkards Wash to increase current production and expand production in both the Ferron Sandstone and in the underlying coal bed methane seams that are not currently being exploited by the existing wells. We will immediately undertake to increase production in the existing wells, complete those wells in the coal for their coal bed methane potential, and thereafter drill additional wells on the acreage being acquired.

Oil & Gas Projects

     Weston County, Wyoming

     In November 2004 we executed a joint venture agreement with JMG Exploration, to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration will receive a 50% interest in exchange for spending $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005. In addition, JMG Exploration loaned $1,500,000 to us with a short-term note. In connection with repayment of the JMG Exploration loan, we have assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right has been exercised. As part of the full settlement of the $1,500,000 note, JMG Exploration's commitment to spend $2,000,000 in exploration and drilling activity by November 7, 2005 has been terminated. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

     The Weston County project is a 19,290-acre project on the east flank of the Powder River Basin. The prospect is a potential extension of an existing producing field. We are continuing our work and evaluation with JMG Exploration on permitting and other pre-drilling activities. In addition, we are targeting nearby locations with potential in the Minnelusa sandstone and Dakota channel sandstone formations.


     Gordon Creek, Utah

     JMG Exploration will also drill on the 5,242-acre Gordon Creek project, which we acquired from The Houston Exploration Company for $288,000. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard's Wash Project, which our project personnel successfully drilled previously for River Gas Corporation.

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

     Work continues to identify additional areas for leasing and drillsite delineation. We will continue our evaluation and preparation for drilling the fractured shales. It is likely that horizontal drilling methods will be identified as an effective technique to tap into the potential of this field.

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

     During the quarter ending September 30, 2005, we paid $275,000 to Quaneco representing payment obligations on the project and have negotiated extensions for various payment and work commitments in the future. We have progressed in the geologic evaluation of many of the potentially productive coal seams, and have delineated a number of areas for further work. Previous drilling activities have also identified reservoir quality sand which we believe has significant potential for conventional gas production if present in a favorable structural position. We will now review seismic data covering the area to evaluate the conventional gas potential simultaneously with our ongoing activities to pursue the coal bed methane potential of the project. After evaluating the seismic data and further evaluation of the logs from previous drilling, we will design and implement the next drilling phase to target both conventional and coal bed methane gas.

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

     Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling in early 2006.

     Kirby and Castle Rock Projects, Powder River Basin, Montana

     In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. We have paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we have until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. During the quarter ending September 30, 2005, we negotiated with Quaneco for an extension of the time to make payments, but have not yet finalized any extension. Under the terms of the agreement, we will participate in a 48 well drilling program during 2005 on the Kirby project that will extend out from an existing 16 well pilot program of previously drilled wells. We will have ownership in the previously drilled wells, which are currently being dewatered and are expected to commence production later in the near future. The other working interest owners in the Kirby project include Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

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

     The Kirby project is an extension of the Powder River Basin coal bed methane play, which produces from the Tongue River Member of the Tertiary Fort Union Formation, on the western margin of the Basin north of Sheridan, Wyoming. This portion of the Basin has already seen considerable production from property owned and managed by Huber Oil & Gas at Prairie Dog Field which is on the Wyoming side, and Fidelity Oil & Gas at CX Field which straddles the Montana/Wyoming border. The Kirby project has 95,000 acres of fee, state and federal leasehold about 10 miles north of Decker, Montana. Fidelity's CX Field is about 6 miles south of the southern boundary of the prospect.

     A 16-well pilot well program has been drilled on the Kirby acreage and has continued well into its dewatering phase. This pilot program will test the productivity of the Wall and Flowers-Goodale coal formations. Gas content data from mud logs and cores taken over these zones indicates that the prospective coal is fully saturated with gas, which we believe will lead to a short period of dewatering before commercial gas production volume is achieved. The engineering firm Sproule Associates, Inc. has been retained to perform a resource evaluation of the Kirby project. We believe hundreds of wells could potentially be drilled on the 95,000-acre Kirby project.

     The Castle Rock project is an extension of the Powder River Basin play on the eastern margin of the Basin north of Gillette, Wyoming. This portion of the Basin is where most of the Basin's production has occurred. The Castle Rock project has 140,000 acres of fee, state and federal leasehold along the Pumpkin Creek drainage about 20 miles west of Broadus, Montana. The eastern and northern boundaries of the prospect are the outcrops of the Sawyer and Flowers Goodale Coals. Sproule also conducted a resources evaluation of the Castle Rock project with favorable results.

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

     Operating expense. For the quarter ended September 2005, our operating expense was $1,453,000, compared to $256,000 in the September 2004 quarter. The expense for both quarters came from oil and gas exploration, salaries, business advisory services, legal and professional fees, travel, occupancy and investor relations expense. The expense increased because of costs of capital and other business advisory services.

     Gain on sale of property. In the March 2005 quarter we earned a $1,437,000 gain on the sale of the Circus project, which we sold for $1,977,000. Our cost on the leases was $487,000. Additionally, we incurred $53,000 of closing cost.

     Interest expense. We incurred interest expense of $46,000 in the September 2005 quarter compared to $35,000 in the September 2004 quarter. Interest increased because of an increase in our debt between the two quarters.

Liquidity and Capital Resources

     In 2004 we incurred a loss of $3,760,000. In the quarter ended September 30, 2005, we incurred a net loss of $1,029,000. At September 30, 2005, we had $2,560,000 of cash, total current assets of $2,942,000 and current liabilities of $341,000. In February 2005 we sold the Circus project for $1.98 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost through the sale of $487,000. Additionally, we incurred $53,000 of closing cost on the sale. On May 18, 2005, we closed on the private placement of $1,064,000 of securities. We incurred an estimated $141,000 of fees and cost, netting approximately $922,000. We sold 1,936,391 shares of common stock and 818,192 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.00 until May 18, 2008. We also issued 81,819 of the same warrants to the placement agent as additional compensation. On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5.5 million in face amount of debentures maturing at the end of the 27th month from the date of issuance, and three year warrants to purchase common stock of the company. The debentures do not accrue interest and the investors paid $3.85 million for the debentures. A commission of 9% on the $3.85 million was paid in connection with the transaction, and we paid $30,000 of the investor's counsel's legal fees, resulting in net proceeds to the company of $3.4 million. Net proceeds will be used for general working capital.

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

June 2005 Private Placement

     On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5,501,199.95 in face amount of debentures maturing June 17, 2008, and three year warrants to purchase our common stock. The debentures do not accrue interest and the investors paid $3,849,685 for the debentures. A commission of 9% on the $3,849,685 was paid by us to HPC Capital Management, a registered broker-dealer, in connection with the transaction, and we paid $100,000 in expenses and fees including $30,000 of the investors' counsel's legal fees, resulting in net proceeds to us of $3,403,267.35. Net proceeds will be used by us for general working capital.

     The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment can be made in cash or in shares of our common stock. We may pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount. For the months of October and November 2005, we elected to make the monthly payments in cash.

     Except as provided in the succeeding paragraph and to the extent any debentures remain outstanding, at any time, the debentures are convertible into shares of our common stock at $0.60 per share.

     At any time after January 15, 2006, and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed.

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

     If in any period of 20 consecutive trading days our stock price exceeds 250% of the warrants' exercise price, all of the warrants shall expire on the 30th trading day after we send a call notice to the warrant holders. If at any time after one year from the date of issuance of the warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants, then the holder may exercise the warrant at such time by means of a cashless exercise. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

     The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

     The investors have agreed to restrict their ability to convert their debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

September 2005 Private Placement

     On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2008, and three year warrants to purchase our common stock. The debentures do not accrue interest and the investors paid $2,174,947.52 for the debentures. A commission of 8% on $2,000,000 raised was paid by us to HPC Capital Management, a registered broker-dealer, in connection with the transaction and we placed $50,000 in escrow for the payment of future legal fees in connection with our registration statement, resulting in net proceeds to us of $1,964,947.52, before our legal fees. Net proceeds will be used by us for general working capital.

     The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment can be made in cash or in shares of our common stock. We may pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount.

     Except as provided in the succeeding paragraph and to the extent any debentures remain outstanding, at any time, the debentures are convertible into shares of our common stock at $0.75 per share.

     At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed.

     After the registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, if the closing price for our common stock exceeds $1.875 for 20 consecutive trading days, we can require the holders to convert some or all of the debentures at $0.75.

     In the event of default, the investors may require payment, which shall be the greater of: (A) 130% of the principal amount of the face amount of the debenture to be prepaid, or (B) the principal amount of the debenture to be prepaid, divided by the conversion price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is greater

     We issued warrants to the investors, expiring September 21, 2008, to purchase 2,172,000 shares of restricted common stock, exercisable at a per share of $0.80. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions. Upon an issuance of shares of common stock below the exercise price, the exercise price of the warrants will be reduced to equal the share price at which the additional securities were issued and the number of warrant shares issuable will be increased such that the aggregate exercise price payable for the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

     Warrants to purchase 100,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

     After the effective date of this registration statement, if in any period of 20 consecutive trading days our stock price exceeds 250% of the warrants' exercise price, all of the warrants shall expire on the 30th trading day after we send a call notice to the warrant holders. If at any time after one year from the date of issuance of the warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants, then the holder may exercise the warrant at such time by means of a cashless exercise. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

     The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

     The investors have agreed to restrict their ability to convert their debentures or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

     Cash flow. In the September 2005 quarter we used $2,902,000 in our operating activity. We used $461,000 in investing activity for property and option acquisitions, and obtained $5,774,000 in financing activity from capital obtained through financings. We increased our June 30, 2005 cash balance of $2,503,000 to $2,560,000 at September 30, 2005.

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

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2008, and three year warrants to purchase our common stock. The debentures do not accrue interest and the investors paid $2,174,947.52 for the debentures. A commission of 8% on $2,000,000 raised was paid by us to HPC Capital Management, a registered broker-dealer, in connection with the transaction and we placed $50,000 in escrow for the payment of future legal fees in connection with our registration statement, resulting in net proceeds to us of $1,964,947.52, before our legal fees. Net proceeds will be used by us for general working capital.

     The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment can be made in cash or in shares of our common stock. We may pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount.

     Except as provided in the succeeding paragraph and to the extent any debentures remain outstanding, at any time, the debentures are convertible into shares of our common stock at $0.75 per share.

     At any time after 90 days from the date that a registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, and if certain conditions are met, we have the right to redeem some or all of the debentures in a cash amount equal to 110% of the face amount of the debentures being redeemed.

     After the registration statement registering the shares of common stock underlying the debentures and warrants is declared effective, if the closing price for our common stock exceeds $1.875 for 20 consecutive trading days, we can require the holders to convert some or all of the debentures at $0.75.

     In the event of default, the investors may require payment, which shall be the greater of: (A) 130% of the principal amount of the face amount of the debenture to be prepaid, or (B) the principal amount of the debenture to be prepaid, divided by the conversion price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is greater

     We issued warrants to the investors, expiring September 21, 2008, to purchase 2,172,000 shares of restricted common stock, exercisable at a per share of $0.80. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions. Upon an issuance of shares of common stock below the exercise price, the exercise price of the warrants will be reduced to equal the share price at which the additional securities were issued and the number of warrant shares issuable will be increased such that the aggregate exercise price payable for the warrants, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

     Warrants to purchase 100,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

     After the effective date of this registration statement, if in any period of 20 consecutive trading days our stock price exceeds 250% of the warrants' exercise price, all of the warrants shall expire on the 30th trading day after we send a call notice to the warrant holders. If at any time after one year from the date of issuance of the warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the warrants, then the holder may exercise the warrant at such time by means of a cashless exercise. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds.

     The conversion price of the debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investors' position.

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

                                    FELLOWS ENERGY LTD.

Date:  November 21, 2005            By: /s/ GEORGE S. YOUNG
                                    -----------------------
                                    George S. Young
                                    Chief Executive Officer
                                    (Principal Executive Officer
                                    Principal Accounting Officer
                                    and Principal Financial Officer)