Form 10KSB/A
period 2004-12-31
FELLOWS ENERGY LTD
filed 2006-02-02
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Amendment No. 1
to
Form 10-KSB/A

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

Period	High	Low
2004
Fourth quarter	$1.00	$.72
Third quarter	1.07	.75
Second quarter	1.26	.89
First quarter	2.16	1.16
2003
Fourth quarter	1.78	.043
Third quarter	.15	.043
Second quarter	.15	.15
First quarter	.15	.15

*	High and low closing prices for common stock per share, as reported by NASDAQ and adjusted for stock splits.

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

Item 7. Financial Statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)
Report And Financial Statements

December 31, 2004 and 2003

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to add inception-to-date numbers in accordance SFAS 7, as well as discontinued operations from the automotive fueling consulting business in accordance with SFAS 144. Additionally this amended report is filed to further clarify our stock issuance obligations and respective valuation.

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Fellows Energy Ltd.

We have audited the accompanying balance sheet of Fellows Energy Ltd. (formerly, Fuel Centers, Inc.), a development stage company, as of December 31, 2004 and 2003, and the related operations statement, statement of changes in stockholders’ equity, and cash flow statement for the years then ended and for the period from inception (November 12, 2003) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd., a development stage company. as of December 31, 2004 and 2003, and the results of its operations and its cash flow for the years then ended and for the period from inception (November 12, 2003) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hall & Company

HALL & COMPANY
Irvine, California
March 29, 2005

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Assets
Cash	$149,027	$291,445

Total current assets	149,027	291,445

Unproved oil & gas property	3,688,648	—
Equipment, net of $5,027 accumulated depreciation	16,563	—
Restricted cash	135,000	—

Total assets	$3,989,238	$291,445

Liabilities And Stockholders’ Equity
Accounts payable	$434,411	$50,781
Notes payable	1,556,379	—

Total current liabilities	1,990,790	50,781

Convertible note payable	350,000	350,000
Convertible debenture	1,000,000	—

Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 41,743,150 and 87,853,150 issued and outstanding	41,743	87,853
Additional paid-in capital	4,201,702	—
Stock issuance obligation	362,500	—
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(3,760,308)	—

Total stockholders’ equity	648,448	(109,336)

Total liabilities and stockholders’ equity	$3,989,238	$291,445

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Operations Statement

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Inception (Nov. 12, 2003) to Dec. 31, 2004

Net revenue	$—	$—	$—

Exploration expense	2,253,295	—	2,253,295
General and administrative expense	1,371,280	—	1,371,280
Loss from continuing operations	(3,624,575)	—	(3,624,575)

Interest expense	135,733	—	135,733
Loss before income tax	(3,760,308)	—	(3,760,308)
Income tax expense	—	—
Net loss from continuing operations	(3,760,308)	—	(3,760,308)

Loss from discontinued operations
Automotive fuel centers (net of tax effect)	—	(123,475)	—

Net loss	$(3,760,308)	$(123,475)	$(3,760,308)
Loss per common share—basic and diluted
Continuing operations	$(.09)	$—	$(.09)
Discontinued operations	$—	$—	$—
Weighted average of common shares—basic and diluted	42,065,000	87,853,150	42,065,000

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Statement of Changes in Stockholders’ Equity

April 9, 2001 through December 31, 2004

						Deficit
						Accumulated
			Additional	Stock		During
	Common	Stock	Paid-In	Issuance	Accumulated	Development
	Shares	Amount	Capital	Obligation	Deficit	Stage	Total
Balance, April 9, 2001	---	$ ---	$ ---	$ —	$ ---	---	$ ---
Issuance of common stock	6,005,000	6,005	18,145)	—	---)	---	24,150
Expenses paid by officer	—	—	6,419	—	—	—	6,419
Net loss/comprehensive loss	—	—	—	—	(20,467)	(20,467	(20,467)

Balance, December 31, 2001	6,005,000	$6,005	$24,564	$—	$(20,467)	(20,467	$10,102
Expenses paid by officer	—	—	22,936	—	—	—	22,936
Issuance of forward common stock split	6,545,450	6,545	(6,545)	—	---	---	—
Net loss/comprehensive loss	—	—	—	—	(21,319)	(21,319	(21,319)

Balance, December 31, 2002	12,550,450	$12,550	$40,955	$—	$(41,786)	(41,786	$11,719
Expenses paid by officer	—	—	2,420	—	—	—	2,420
Issuance of forward common stock split	75,302,700	75,303	(43,375)	—	(31,928)	(31,928	—
Net loss/comprehensive loss	—	—	—	—	(123,475)	(123,475	(123,475)

Balance, December 31, 2003	87,853,150	$87,853	$—	$—	$(197,189)	(197,189	$(109,336)

Retire shares held by former Management	(52,610,000)	(52,610)	25,610	—	—	—	(27,000)
Issue shares in exchange for oil and gas interests	3,500,000	3,500	1,046,500	—	—	—	1,050,000
Private placement	2,750,000	2,750	2,672,342	—	—	—	2,675,092
Issue shares as fee for January 5, 2004 transactions	250,000	250	457,250	—	—	—	457,500
Obligation to issue 200,000 shares with acquisition of oil and gas interests				194,000	—	—	194,000
Obligation to issue 200,000 shares to financial advisers	—	—	—	168,500	—	—	168,500
Net loss/comprehensive loss	—	—	—	—	—)	(3,760,308	(3,760,308)

Balance, December 31, 2004	41,743,150	$41,743	$4,201,702	$362,500	$(197,189)	(3,760,308	$648,448

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Cash Flow Statement

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Inception (Nov. 12, 2003) to Dec.31, 2004
Cash flow from operating activity
Net loss	$(3,760,308)	$(123,475)	$(3,760,308)
Adjustments to reconcile net loss to net cash used in operating activity
Gain on extinguishment of debt	---	—	---
Depreciation	5,027	—	5,027
Expense paid by officer	—	2,420	---
Expense paid with stock issuance	457,500	—	457,500
Expense paid with stock issuance obligation	168,500	—	168,500
Changes in operating assets and liabilities
Decrease in prepaid expense	—	7,880	---
Decrease in interest receivable	—	35,308	---
Increase in accounts payable	383,630	19,129	383,630

Net cash used in operating activity	(2,745,651)	(58,738)	(2,745,651)

Cash flow from investing activity
Unproved oil & gas property	(2,444,648)	—	(2,444,648)
Equipment	(21,590)	—	(21,590)
Restricted cash	(135,000)	—)	(135,000)

Cash used in investing activity	(2,601,238)	—)	(2,601,238)

Cash flow from financing activity
Proceeds from notes payable	2,241,000	35,000	2,241,000
Payment on notes payable	(684,621)	(35,000)	(684,621)
Proceeds from convertible note payable	—	350,000	---
Proceeds from convertible debenture	1,000,000	—	1,000,000
Retirement of former management’s stock	(27,000)	—)	(27,000)
Proceeds from private placement of common stock	2,675,092	—	2,675,092

Net cash provided by financing activities	5,204,471	350,000	5,204,471

Net (decrease) increase in cash	(142,418)	291,262)	(142,418
Cash, beginning of period	291,445	183	291,445

Cash, end of period	$149,027	$291,445	$149,027

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	—	$	---
Interest paid	25,681	---		25,681
Noncash:
Contribution of oil & gas interests in exchange for stock	1,050,000	---		1,050,000
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	---		194,000
Fee for January 5, 2004 transactions, in exchange for stock	457,500	---		457,500

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)

Notes to Financial Statements
December 31, 2004 and 2003

Note 1 - Nature Of Operations And Significant Accounting Policies

Nature of Operations - Fellows Energy Ltd., formerly Fuel Centers, Inc. is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. We incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are in Broomfield, Colorado.

Cash Equivalents - We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, we had no cash equivalents.

Fair Value of Financial Instruments - The carrying amount of our financial instruments, which includes cash and accounts payable, approximate their fair value due to the short period to maturity of these instruments.

Restricted Cash - Restricted cash is cash balances held in the form of bank certificates of deposit. At December 31, 2004, $135,000 of restricted cash was deposited with custodians to secure reclamation of oil and gas property. At December 31, 2003, we had no restricted cash.

Revenue Recognition - we record revenue when title passes, delivery occurs to our customers and the customer assumes the risks and rewards of ownership, when the price is fixed and determinable, and when collectibility is reasonably assured.

Income Tax - We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets when we consider realization of such assets to be less likely than not.

Net Loss per Common Share - We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.

Comprehensive Loss - We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended December 31, 2004 and 2003, our only component of comprehensive income or loss was the net loss reported in the operations statement.

Use of Estimates - Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentration of credit risk consist of cash. At December 31, 2004, we had $49,028 in cash in excess of federally insured limits.

Oil and Gas Activity - We follow the successful-efforts method of accounting for oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2004.

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

Sales of Producing and Nonproducing Property - We will account for the sale of a partial interest in a proved property as normal retirement. We will recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We will recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

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

Stock Options - On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005.

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

Note 3 - Convertible Note Payable

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

Note 4 - Debenture

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

Note 5 - Note Payable - In November 2004 we entered into a joint venture agreement with an unrelated company in which the company received a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, the company loaned us $1,500,000, 50% of which was due on January 31, 2005 and we have repaid with interest and 50% of which is payable on April 30, 2005, with interest at 18%. This note is secured by all of our assets.

Note 6 - Common Stock

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

There were no conditions for issuance associated with the above third and fourth quarter share issuance obligations, although all are restricted under rule 144. The breakdown of the above third and fourth quarter share issuance obligations were valued using the respective dates obligations were incurred and their corresponding share prices, as follows:

Date	Stock Price	# of Shares	Share Valuation
8/1/04	$.97	50,000	$48,500
10/11/04	$.97	200,000	$194,000
12/1/04	$.80	150,000	$120,000
Totals		400,000	$362,500

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
Notes to Financial Statements
December 31, 2004 and 2003

Note 7 - Related Party Transactions

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

Note 8 - Income Tax

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

Note 9 - Commitments and contingencies

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

Operating Lease - We have a one year operating lease through January 2006 for use of our office facilities with an option to renew at market rate. The rent is $1,681 per month. Aggregate minimum rental payments are $20,172 in 2005.

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

Note 10 - Discontinued Operations

Fuel Centers, Inc.

In December 2003, the Company disposed of its subsidiary, Fuel Centers, Inc., which was engaged in the automotive fuel and supercenter operations. At December 31, 2003, the Company recorded a loss on discontinuance in the statement of operations of $123,475.

Note 11 - Subsequent Events

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

In April 2005, we issued shares valued at $362,500 to comply with our obligation of issuance. The shares issued were as follows:

Date	Stock Price	# of Shares	Share Valuation
8/1/04	$.97	50,000	$48,500
10/11/04	$.97	200,000	$194,000
12/1/04	$.80	150,000	$120,000
Totals		400,000	$362,500

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

Item 13. Exhibits

Exhibit No.
3(i)(1)	Articles of Incorporation (1)

3(i)(2)	Certificate of Amendment to Articles of Incorporation (7)

3(ii)	Bylaws (1)

4.1	Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004 (2)

4.2	Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004 (2)

4.3	Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004 (2)

10.1	Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation (3)

10.2	Stock Option Plan** (4)

10.3	Exploration Services Funding Agreement of January 26, 2004 with Thomasson Partner Associates, Inc. (7)

10.4	Agreement to Extend and Amend Exploration Funding Service Agreement with Thomasson Partner Associates, Inc., dated February 24, 2005 (7)

10.5	Purchase and Option Agreement of March 16, 2004 with Quaneco, LLC (7)

10.6	Amendment to Purchase and Option Agreement, of September 14, 2004, with Quaneco, LLC (7)

10.7	Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, LLC (7)

10.8	Promissory Note of November 8, 2004 with JMG Exploration, Inc. (5)

10.9	General Security Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.10	Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc. (5)

10.11	Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.12	Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc. (7)

10.13	Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc. (7)

10.14	Carter Creek Project Purchase Agreement, dated January 9, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)

10.15	Letter Agreement regarding Bacaroo Project, dated April 14, 2004, by and between Thomasson Partner Associates, Inc. and Fellows Energy Ltd. (7)

10.16	Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004 (7)

14.1	Code of Ethics (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) *

*	Filed with this Report

**	A management compensation plan

(1)	Incorporated by reference to Fellows’ registration statement on Form SB-2 filed on August 10, 2001

(2)	Incorporated by reference to Fellows’ Form 8-K filed June 17, 2004

(3)	Incorporated by reference to Fellows’ Form 8-K filed January 6, 2004

(4)	Incorporated by reference to Fellows’ Schedule 14A, filed on October 22, 2003

(5)	Incorporated by reference to Fellows’ Form 10-QSB, filed on November 15, 2004

(6)	Incorporated by reference to Fellows’ Form 10-KSB/A filed on April 29, 2004

(7)	Incorporated by reference to Fellows’ Form 10-KSB filed on March 31, 2005

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

Signatures

In accordance with Section 13 of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, who is authorized to do so, in Boulder, Colorado, on February 02, 2006.

Fellows Energy Ltd.
a Nevada corporation

/s/ George S. Young George S. Young
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board

In accordance with the Exchange Act, the following person has signed this report on our behalf and in the capacities indicated.

/s/ George S. Young George S. Young	February 02, 2006
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board