Form 10QSB/A
period 2005-03-31
FELLOWS ENERGY LTD
filed 2006-02-02
CIK 1144439

 United States
Securities And Exchange Commission
Washington, D.C. 20549

Amendment No. 1
to
Form 10-QSB/A

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

Explanatory Note

This amended quarterly report on Form 10-QSB/A is filed to add inception-to-date (from November 12, 2003 to March 31, 2005) numbers in accordance SFAS 7.

Part I: Financial Information

Item 1.	Financial Statements
Fellows Energy Ltd.
(A Development Stage Company)

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

See accompanying notes to financial statements

Fellows Energy Ltd.
 (A Development Stage Company)

Operations Statement
(Unaudited)

	Inception (Nov. 12, 2003) to March 31,	Quarters Ended March 31,
	2005	2005	2004
Revenue	$—	$—	$—

Operating expense
Exploration	2,469,725	216,430	63,234
General and administrative	1,797,345	426,065	626,715

Operating (loss)	(4,267,070)	(642,495)	(689,949)

Other income (expense)
Interest expense	(217,089)	(81,356)	(6,439)
Gain on Sale of Property	1,437,281	1,437,281	—

Income (loss) before income tax	(3,046,878)	713,430	(696,388)

Income tax expense	271,103	271,103	—
Deferred tax benefit	(271,103)	(271,103)	—

Net Income (loss)	$(3,046,878)	$713,430	(696,388)

Basic and diluted earnings (loss) per share	$(0.07)	$0.02	(0.02)
Basic weighted average shares outstanding	42,000,630	41,743,150	43,930,952

Diluted weighted average shares outstanding	42,613,483	44,807,417	43,930,952

See accompanying notes to financial statements

Fellows Energy Ltd.
 (A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Inception (Nov. 12, 2003) to March 31,	Quarters Ended March 31,
	2005	2005	2004
Cash flow from operating activity
Net income (loss)	$(3,046,878)	$713,430	$(696,388)
Adjustments to reconcile net loss to net cash used in
operating activity
Gain on sale of unproved oil and gas property	(1,437,281)	(1,437,281)	—
Interest paid with stock issuance obligation on
convertible note	44,712	44,712	—
Expenses paid with stock issuance obligations	304,500	136,000	—
Expense paid with stock issuance	457,500	—	457,500
Depreciation	6,826	1,799	1,100
Changes in operating assets and liabilities
Accounts payable	411,154	67,059	15,250
Prepaid expense	—	—	(5,000)
Net cash (used in) operating activity	(3,259,467)	(474,281)	(227,538)

Cash flow from investing activity
Proceeds on sale of oil and gas property, net of
$52,519 closing cost	1,924,690	1,924,690	—
Property sale receivable	(787,519)	(787,519)	—
Unproved oil and gas property additions	(2,465,199)	(20,551)	(1,003,232)
Restricted cash securing oil and gas property reclamation	(135,000)	—	(135,000)
Loan receivable	—	—	(80,000)
Equipment	(21,788)	—	(12,912)
Net cash from (used in) investing activity	(1,484,816)	1,116,620	(1,231,144)

Cash flow from financing activity
Sale of common stock	2,675,092	—	2,648,092
Payments on notes payable	(1,536,121)	(851,500)	—
Proceeds from note payable	2,321,000	80,000	—
Proceeds from convertible debenture	1,000,000	—	—
Retirement of former management’s stock	(27,000)	—	—
Net cash (used in) from financing activity	4,432,971	(771,500)	2,648,092

Net (decrease) increase in cash	(311,312)	(129,160)	1,189,410
Cash and equivalents, beginning of period	291,445	149,027	291,445
Cash, end of period	$19,867	$19,867	1,480,855

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	$—	—
Interest paid in cash	107,431	81,750	—
Interest paid with stock issuance obligation	—	44,711	—

Noncash:
Conversion of $350,000 convertible note plus $44,711 interest for
stock issuance obligation of 2,449,265 shares	—	394,711	—
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	—	—
Contribution of oil & gas interests in exchange for stock	1,050,000	—	1,050,000

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R) (Statement 123(R)), Accounting for Stock-Based Compensation .  Statement 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  Statement 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.  Prior to Statement 123(R), only certain pro forma disclosures of fair value were required.  The provisions of this statement are effective at the beginning of the next fiscal year.  Accordingly, we will adopt Statement 123(R) commencing with the quarter ending March 31, 2006.  We believe the adoption of Statement 123(R) may have a material effect on our results of operations.

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

Common Stock

In April 2005 we authorized the issuance of:

·	200,000 shares of common stock to Quaneco, LLC pursuant to a September 14, 2004, amendment to a purchase agreement;
·	50,000 shares of common stock to a business consultant pursuant to an August 1, 2004 agreement;
·	150,000 shares of common stock to a business consultant pursuant to a November 8, 2004 agreement;
100,000 shares of common stock to a business advisor pursuant to a January 10, 2005 agreement;
·	50,000 shares of common stock to a business consultant pursuant to a February 1, 2005 agreement;

1,000,000 shares of common stock to Quaneco, LLC pursuant to a March 1, 2005 agreement as part of the consideration for the acquisition of the Kirby and Castle Rock projects. See Item 2, Recent Activity, and

·	2,449,265 shares of common stock on conversion of the 8% $350,000 convertible note issued September 9, 2003.

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

Fellows Energy Ltd. a Nevada corporation

February 02, 2006	/s/ George S. Young
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)