Form 10QSB/A
period 2005-06-30
FELLOWS ENERGY LTD
filed 2006-02-02
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

_________________
Amendment No. 1
to
Form 10-QSB/A
____________________

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

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2005

Explanatory Note

This amended quarterly report on Form 10-QSB/A is filed to add inception-to-date (from November 12, 2003 to June 30, 2005) numbers in accordance SFAS 7.

Part I: Financial Information

Item 1.	Financial Statements

Fellows Energy Ltd.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash	$2,503,171	$149,027
Interest Receivable	130	—
Prepaid Expenses	71,378	—
Total current assets	2,574,679	149,027

Unproved oil & gas property	5,295,030	3,688,648

Equipment, net of $8,905 and $1,100 accumulated
depreciation, respectively	22,240	16,563
Restricted cash	235,000	135,000
Deferred debt issue costs	459,868	—

Total assets	$8,586,817	$3,989,238

Liabilities And Stockholders’ Equity
Accounts payable	$332,092	$434,411
Notes payable	—	1,556,379

Total current liabilities	332,092	1,990,790

Convertible note payable	—	350,000

Convertible debenture	4,326,612	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 41,743,150 shares issued and outstanding	47,878	41,743
Additional paid-in capital	7,365,696	4,201,702
Stock issuance obligation	—	362,500
Accumulated deficit	(3,485,461)	(3,957,497)

Total stockholders’ equity	1,892,590	648,448

Total liabilities and stockholders’ equity	$8,586,817	$3,989,238

See accompanying notes to financial statements

Fellows Energy Ltd.
 (A Development Stage Company)

Operations Statement
(Unaudited)

	Inception (Nov. 12, 2003) to June 30,	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2005	2004	2005		2004
Revenue	$—	$—	$—		$—		$—

Operating expense
Exploration	2,497,063	243,768	63,234		31,277		—
General and administrative	2,355,600	984,320	274,318		551,084		105,103

Operating (loss)	(4,852,663)	(1,228,088)	(337,552)		(582,361)		(105,103)

Other income (expense)	3,369	3,369	—		136		—
Interest expense	(265,141)	(129,408)	(21,529)		(48,094)		(15,090)
Gain on Sale of Property	1,442,674	1,442,674	—		5,393		—
Gain on extinguishment of debt	383,531	383,531	—		383,531		—

Income (loss) before income tax	(3,288,230)	472,078	(359,081)		(241,395)		(120,193)

Income tax expense	—	—	—		—		—
Deferred tax benefit	—	—	—		—		—

Net Income (loss)	$(3,288,230)	$472,078	$(359,081)		$(241,395)		$(120,193)

Basic and diluted earnings (loss) per share	$(0.07)	$0.01	$(0.01)	$	-nil-	$	-nil-
Basic weighted average shares outstanding	42,871,352	44,484,056	42,512,051		47,164,723		41,493,150

Diluted weighted average shares outstanding	49,234,044	63,572,133	42,512,051		66,252,800		41,493,150

See accompanying notes to financial statements.

Fellows Energy Ltd.
(A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Inception (Nov. 12, 2003) to June 30,	Six Months Ended June 30,
	2005	2005		2004
Cash flow from operating activities
Net income (loss)	$(3,288,230)		$472,078		$(359,081)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unproved oil and gas property	(1,442,674)		(1,442,674)		—
Gain from extinguishment of debt	(383,531)		(383,531)		—
Debt issue costs and discount amortization	102,928		102,928
Depreciation	8,905		3,878		2,152
Expenses paid with stock issuance obligations	304,500
Expenses paid with stock issuance	722,000		264,500		—
Interest paid with stock issuance	44,711		44,711
Changes in operating assets and liabilities
Interest receivable	(130)		(130)		—
Prepaid expense	(71,378)		(71,378)		(5,000)
Deferred debt issue costs	(459,868)		(459,868)		—
Accounts payable	118,313		(102,319)		38,263
Net cash provided by (used in) operating activities	(4,344,454)		(1,571,805)		(323,666)

Cash flow from investing activities:
Proceeds on sale of oil and gas property	1,930,083		1,930,083		—
Unproved oil and gas property additions	(3,938,440)		(1,493,792)		(3,097,257
Restricted Cash	(235,000)		(100,000)		(135,000)
Purchase of equipment	(31,145)		(9,555)		(12,912
Net cash provided by (used in) investing activities	(2,274,502)		326,736		(3,245,169)

Cash flow from financing activities
Proceeds from issuance of convertible debenture	4,849,685		3,849,685		1,000,000
Issuance of common stock	3,597,466		922,376		2,648,092
Borrowings on note payable	2,321,000		80,000		425,000
Payments on notes payable	(1,937,469)		(1,252,848)		—
Net cash provided by financing activities	8,830,682		3,599,213		4,073,092

Net increase in cash and equivalents	2,211,726		2,354,144		504,257
Cash and equivalents at beginning of period	291,445		149,027		291,445

Cash and equivalents at end of period	$2,503,171		$2,503,171		$795,702

Supplemental Disclosure of Cash Floe and Noncash Investing and Financing Activity
Income tax paid	$—	$	---	$	---
Interest paid	$107,431		$81,750		$—
Non cash:
Conversion of $350,000 convertible note into common stock	$394,711		$394,711		$—
Acquisition of oil & gas interest in exchange for common stock	$600,000		$600,000		$1,050,000
Contribution of oil & gas interests in exchange for stock	$1,050,000		$—		$—
Contribution of oil & gas interests in exchange for stock issuance obligation	$194,000		$—		$—

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

FELLOWS ENERGY LTD.

Date: February 02, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)