Form 10QSB/A
period 2005-09-30
FELLOWS ENERGY LTD
filed 2006-02-02
CIK 1144439

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

Yes [ ] No  [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2005 there were 47,878,806 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets:
September 30, 2005 (Unaudited)	3

Statements of Operations:
Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

Statements of Cash Flows:
Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

Notes to Unaudited Financial Statements:
September 30, 2005	6-13

Item 2. Management Discussion and Analysis	14

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Explanatory Note

This amended quarterly report on Form 10-QSB/A is filed to add inception-to-date (from November 12, 2003 to September 30, 2005) numbers in accordance SFAS 7, as well as include our audited balance sheet as of December 31, 2004, to comply with the Rule 10-01(c)(1) of Regulation S-X.

Part I: Financial Information

Item 1.	Financial Statements
Fellows Energy Ltd.
(A Development Stage Company)

Balance Sheet
(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Cash and Cash Equivalents	$2,560,489	149,027
Marketable securities, available-for-sale	364,347	—
Accounts Receivable	1,976	—
Interest Receivable	179	—
Prepaid Expenses	15,000	—
Total current assets	2,941,991	149,027

Unproved oil & gas property	5,263,072	3,688,648

Equipment, net of $12,014 and $1,100 accumulated depreciation respectively	52,321	16,563
Deposits	475,500	—
Restricted cash	235,000	135,000
Deferred debt issue costs	610,022	—

Total assets	$9,577,906	3,989,238

Liabilities And Stockholders’ Equity

Accounts payable	$341,474	434,411
Notes payable	—	1,556,379

Total current liabilities	341,474	1,990,790

Convertible note payable	—	350,000
Convertible debenture	6,145,599	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,878,806 shares issued and outstanding	47,878	41,743
Additional paid-in capital	7,980,602	4,201,702
Stock issuance obligation	—	362,500
Deficit accumulated during the development stage	(4,961,259)	(3,957,497)
Accumulated other comprehensive income	1,631	—

Total stockholders’ equity	3,090,833	648,448

Total liabilities and stockholders’ equity	$9,577,906	3,989,238
See accompanying notes to financial statements

Fellows Energy Ltd.
 (A Development Stage Company)

Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,	Inception (Nov. 12, 2003) toSeptember 30,
	2005	2004	2005	2004	2005
Revenue	$—	$—	$—	$—	$—

Operating expense
Exploration	904,400	120,591	640,507	57,357	3,157,695
General and administrative	1,770,587	472,944	812,909	198,626	3,141,867

Operating (loss)	(2,674,987)	(593,535)	(1,453,416)	(255,983)	(6,299,562)

Other income (expense)
Interest expense	(176,816)	(56,518)	(47,501)	(34,989)	(312,549)
Gain on Sale of Property	1,442,674	—	—	—	1,442,674
Gain on extinguishment of debt	383,531	—	—	—	383,531
Miscellaneous	(3,208)	—	(2,445)	—	(3,076)
Total other income (expense)	1,646,313	(56,518)	(49,946)	(34,989)	1,510,580

Loss before income tax	(1,028,674)	(650,053)	(1,503,362)	(290,972)	(4,788,982)

Income tax expense	—	—	—	—	—
Deferred tax benefit	—	—	—	—	—

Net Loss	$(1,028,674)	$(650,053)	$(1,503,362)	$(290,972)	$(4,788,982)

Other comprehensive income (loss)
Realized gain on sale of marketable securities	132	—	132	—	132
Unrealized holding gains on marketable securities	1,499	—	1,499	—	1,499
Comprehensive Loss	$(1,027,175)	(650,053)	$(1,501,731)	(290,972)	$(4,787,351)

Basic earnings (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.01)	$(0.11)
Basic weighted average shares outstanding	45,632,281	42,169,938	47,878,806	41,493,150	43,593,835
Diluted earnings (loss) per share	(0.01)	(0.02)	(0.02)	(0.01)	(0.9)
Diluted weighted average shares outstanding	71,700,527	42,169,938	73,947,052	41,493,150	54,765,940

See accompanying notes to financial statements

Fellows Energy Ltd.
(A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Nine Months Ended September 30,	Inception (Nov. 12, 2003) to September 30,
	2005	2004	2005
Cash flow from operating activities:
Net income (loss)	$(1,028,674)	$(650,053)	$(4,788,982)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	183	—	183
Gain on sale of unproved oil and gas property	(1,442,674)	—	(1,442,674)
Gain from extinguishment of debt	(383,531)	—	(383,531)
Debt issue costs and discount amortization	361,835	—	361,835
Depreciation	6,987	1,100	12,014
Expenses paid with stock issuance	264,500	—	722,000
Expenses paid with stock issuance obligation	—	—	304,500
Interest paid with stock issuance	44,711	—	44,711
Changes in operating assets and liabilities:
Receivables	(2,155)	—	(2,155)
Prepaid expense	(15,000)	—	(15,000)
Deferred debt issue costs	(610,022)	—	(610,022)
Accounts payable	(92,937)	449,005	399,416
Net cash provided by (used in) operating activities	(2,896,777)	(199,948)	(5,928,951)

Cash flow from investing activities:
Purchase of marketable securities	(365,087)	—	(365,087)
Deposits on unproved oil and gas property	(475,500)	—	(475,500)
Proceeds on sale of oil and gas property	1,930,083	—	1,930,083
Unproved oil and gas property additions	(1,412,673)	(5,257,617)	(3,570,778)
Restricted Cash	(100,000)	(135,000)	(235,000)
Purchase of equipment	(42,745)	—	(64,355)
Net cash provided by (used in) investing activities	(465,922)	(5,392,617)	(2,780,637)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	6,024,633	1,000,000	7,024,633
Proceeds from issuance of common stock	922,376	3,698,092	3,597,468
Retirement of former management’s stock	—	—	(27,000)
Proceeds from notes payable	80,000	625,000	2,321,000
Payments on notes payable	(1,252,848)	—	(1,937,469)
Net cash provided by financing activities:	5,774,161	5,323,092	10,978,632

Net increase in cash and equivalents	2,411,462	(269,473)	2,269,044
Cash and equivalents at beginning of period	149,027	291,445	291,445

Cash and equivalents at end of period	$2,560,489	$21,972	$2,560,489

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—	$—
Interest paid	$81,750	$—	$107,431
Non cash:
Conversion of $350,000 convertible note into common stock	$394,711	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock	$600,000	$—	$1,650,000
Contribution of oil & gas interest in exchange for stock issuance obligation	$—	—	$194,000
Fees paid with stock	$309,211		$766,711

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

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004

Net Income (loss) as reported		$(1,029,309)		$(650,053)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards		(51,100)		—

Pro forma net income (loss)		$(1,080,309)		$(650,053)

Basic and diluted earnings per share—as reported	$	-nil-	$	-nil-

Pro forma basic and diluted gain per share	$	-nil-	$	-nil-

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

Note 4 -Deposits

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

Note 5—Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the Balance Sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, as classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Note 6—Note Payable

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

Note 7—Related Party Transactions

At March 31, 2005 we owed $35,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO. During the quarter ending June 30, 2005, we borrowed $379,000 and paid down principal of $414,000 on the note, resulting in the paying off of the remaining balance owed plus interest of $500.

Note 8—Common Stock

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

During the third quarter ending September 30, 2005, we issued no new or additional shares of common stock.

Note 9—Convertible Debentures

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

Note 10—Unproved Oil and Gas Property

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

On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah (the “Carbon County Project”) currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. The closing of the purchase agreement is subject to numerous terms and conditions, including technical and legal due diligence which we are in the process of completing, and anticipate closing the acquisition by the end of November. A favorable engineering study has been completed by Sproule & Associates verifying the proven, developed producing reserves and undeveloped reserves.

On October 25, 2005, the Company announced that it had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and is completing arrangements with private investors, whereby the Company will supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. The Company will immediately commence a rework program to re-complete previously-completed zones and extend behind pipe reserves in the wells, located primarily in the prolific Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production while Fellows and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. Work is scheduled to begin on the first four wells immediately, maintaining continuous operations until all wells have been brought to full potential.

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

On August 12, 2005 we entered into a Purchase and Option Agreement with Western States Molybdenum Company (“Western States”) for the purchase of all of its interests in oil and gas properties in Southern Utah. In the event we make the purchase, the negotiated price in $100,000, net of deposits previously made. We have through December 31, 2005 to exercise the option.

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