Form 10QSB/A
period 2004-03-31
FELLOWS ENERGY LTD
filed 2006-02-13
CIK 1144439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
to
FORM 10-QSB/A

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33321

Fellows Energy Ltd.

(Name of Small Business Issuer In Its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Interlocken Boulevard
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

Explanatory Note

This amended quarterly report on Form 10-QSB/A is filed to properly value the assets acquired during the exchange of oil and gas interests from Diamond Oil and Gas and the $3.5 million of common stock issued.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FELLOWS ENERGY LTD.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

FELLOWS ENERGY LTD.
(Formerly Fuel Centers, Inc)
(A Development Stage Company)

CONTENTS

PAGE
Financial Statements (Unaudited)
Balance Sheet	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

(Unaudited)

March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,480,855
Restricted cash	135,000
Loan receivable	80,000
Prepaids	5,000
Total current assets	1,700,855

OIL AND GAS PROPERTY	7,408,232
OTHER EQUIPMENT (net of accumulated depreciation)	11,812

Total assets	$9,120,899

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$66,031
CONVERTIBLE NOTE PAYABLE	350,000
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 25 million authorized and none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	9,099,452
Accumulated deficit	(197,189)
Deficit accumulated during the development stage	(238,888)

Total stockholders’ equity	8,704,868

Total liabilities and stockholders’ equity	$9,120,899

See accompanying notes to financial statements.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2004	2003

RENUEVES	$--	$--

OPERATING EXPENSES:
Geological and geophysical	62,134	--
General and administrative	169,215	--
Depletion, depreciation and amortization	1,100	--

Total operating expenses	232,449	--

Operating (loss) from continuing operations	(232,449)	--

OTHER (EXPENSE)	(6,439)	--
Interest expense, net

Net (loss) from continuing operations	(238,888)	--
Loss from discontinued operations
Automotive fuel centers (net of tax)	--	(11,362)

Net (loss)	$(238,888)	(11,362)

LOSS PER SHARE	-nil-	-nil-

WEIGHTED AVERAGE SHARES (BASIC and DILUTED)	43,930,952	12,550,450

See accompanying notes to financial statements.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss:	$(238,888)	$(11,362)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,100	—
Changes in current assets and liabilities:
Restricted cash securing letter of credit obligations	(135,000)	—
Payables	15,250	2,829
Prepaids	(5,000)	7,880
Other	—	605

Net cash (used in) operating activities	(362,538)	(48)
Cash flows from investing activities:
Mineral property interests	(1,003,232)	—
Loan receivable	(80,000)	—
Equipment	(12,912)	—

Net cash (used in) investing activities	(1,096,144)	—
Cash flows from financing activities:
Sale of common stock	2,648,092	—

Net cash provided by financing activities	2,648,092	—

Net increase in cash and equivalents	1,189,410	(48)
Cash and equivalents at beginning of period	291,445	183

Cash and equivalents at end of period	$1,480,855	$135

Noncash:
Acquisition of oil & gas interest in exchange for common stock	6,405,000	—

See accompanying notes to financial statements.

FELLOWS ENERGY LTD.

(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

Nature of Operations - The Company is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. The Company was incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, the Company changed its name to Fellows Energy Ltd. Its principal offices are located in Broomfield, Colorado.

Restricted Cash - Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At March 31, 2004, there was $135,000 of restricted cash held as collateral to secure exploration of certain mineral property interests.

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At March 31, 2004, we were making sufficient progress on assessing our newly acquired properties and considered them all still economically and operationally viable, in accordance with FAS 19 and 144. Similarly, no unproved properties were surrendered or abandoned during the three months ended March 31, 2004.

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

Note 2 - Discontinued Operations

Fuel Centers, Inc.

In December 2003, the Company disposed of its subsidiary, Fuel Centers, Inc., which was engaged in the automotive fuel and supercenter operations. At December 31, 2003, the Company recorded a loss on discontinuance of $123,475. For the three months ended March 31, 2003, this loss was $11,362.

Note 3 - CONTINGENCIES

As shown in the accompanying financial statements, the Company has incurred operating losses since inception and has recorded a loss on discontinued operations, and as of March 31, 2004 the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenues from its planned business operations, and control exploration costs. Should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Note 4 - ACQUISITION OF OIL AND GAS PROPERTY

On January 5, 2004, the Company acquired interests in certain oil and gas leases of the Johns Valley, Utah project owned by Diamond Oil & Gas Corporation (Diamond) in exchange for 3,500,000 shares of the Company’s common stock. The transaction was deemed to have a value of $6,405,000.

Johns Valley, Utah - On January 5, 2004, the Company acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by the President of the Company. As of January 5, 2004, all required payments under the option agreement, dated October 7, 2003, had been made, including a required payment of $100,000 on October 8, 2003. Additionally, the owner of the mineral claims consented to the assignment of the option agreement to the Company.

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

Weston County, Wyoming - In January 2004, the Company acquired an option to purchase a 100% working interest for $75,000 in 19,290 acres of oil and gas rights in Weston County, Wyoming.

Carter Creek, Wyoming - In January 2004, the Company purchased for $223,000 a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming.

Deer Creek, Montana - In January 2004, the Company acquired an option to purchase a 25% working interest for $156,000 in 37,040 acres known as the Deer Creek Project. The project will be operated by the Houston Exploration Company.

Gordon Creek, Utah - In January 2004, the Company acquired an option to purchase 5,242 acres for $288,000 known as the Gordon Creek Project from the Houston Exploration Company. The Gordon Creek Project will entail exploration for coalbed methane and conventional natural gas resources in Carbon County, Utah.

Operating Lease - During February 2004, the Company entered into a six-month noncancellable operating lease for use of its office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should all options to renew be exercised by the Company.

Overthrust Project, Utah and Wyoming - In March, 2004, the Company entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project, which comprises leases relating to 183,000 acres in which the Company is seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Drilling has been initiated in the Overthrust Project.

Note 5 - PRIVATE PLACEMENT

In January, 2004, the Company completed a private placement of $2,750,000, pursuant to which the Company issued 2,750,000 shares if its common stock at $1.00 per share.

Note 6 - STOCK REDEMPTION

In conjunction with the acquisitions of oil and gas property, the Company appointed new management while accepting the resignation of its current management and redeemed 52,610,000 shares of common stock owned by the outgoing and former management in exchange for an aggregate sum of approximately $27,000.

Note 7 - RELATED PARTY TRANSACTIONS

On January 5, 2004, the Company acquired certain interests in certain oil and gas leases owned by a corporation controlled by the President of the Company as further detailed in Note 4.

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

Overview

In January 2004, the Company changed its operational focus, which formerly concerned automobile fueling centers, to exploration for oil and gas in the Rocky Mountains with a particular focus on exploration for coal bed methane, shallow gas and other properties with oil and gas potential. Based on our new operational direction, on January 5, 2004, the Company closed the purchase of interests in certain oil and gas leases owned by Diamond Oil & Gas Corporation, a Nevada corporation (“Diamond,” which is wholly owned by George S. Young, who became the Registrant’s Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of the Registrant’s common stock. The transaction was deemed to have a value of $6,405,000. Commencing with the purchase of certain interests in these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 will consist of exploring leased properties as well as seeking to acquire and explore additional properties. At this time we do not have any revenue nor proven or probable oil and gas reserves. The Company’s goal is to discover oil and gas on one or more of the oil and gas properties.

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

Johns Valley, Utah - In January, 2004, the Company acquired an interest in certain leases in Johns Valley, Utah, which provide the Company an option to earn 70% working interest in approximately 25,000 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration (“SITLA”). The Company anticipates that drilling will proceed on this project. The Johns Valley leases include the following: Utah School and Institutional Trust Lands Administration Oil and Gas Leases Nos. 48330, 48331, 48332, 48333, 48334, 48335, 48336, 48337, 48338, 48339, 48340, 48341, 48342 and 48344. The option is for a term of ten years expiring in 2010. In order to maintain the option in good standing, the Company is required to expend the following sums in exploration drilling on or before the dates specified to better characterize the coal and coalbed methane potential: (1) June 15, 2004, $1,200,000; (2) January 20, 2005, $1,000,000; and, (3) January 20, 2006, $800,000. In connection with the Company’s $1.2 million work commitment for 2004, and during the three months ended March 31, 2004, we advanced $80,000 in the form of a loan bearing 10% interest to the Johns Valley Limited Partnership LP. If this amount is not repaid on or prior to June 1, 2004, an amount equal to twice the amount not repaid shall be reduced from our $1.2 million work commitment for 2004.

Weston County, Wyoming - In January, 2004, the Company acquired for $75,000 an option to purchase a 100% working interest in 19,290 acres of oil and gas rights in Weston County, Wyoming, on the east flank of the Powder River Basin.

Carter Creek, Wyoming - In January, 2004, the Company acquired for $223,000 a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming. Based on initial evaluation of the geologic structure of the region, Fellows believes that Carter Creek may host a hydrocarbon project and the Company believes it may find productive sections in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry layers.

Deer Creek, Montana - In January, 2004, the Company also acquired an option to purchase for $156,000 a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana. This project will be operated by the Houston Exploration Company.

Gordon Creek, Utah - In January, 2004, the Company acquired an option to purchase 5,242 acres for $288,000 known as the Gordon Creek Project from the Houston Exploration Company. The Gordon Creek Project will entail exploration for coalbed methane and conventional natural gas resources in Carbon County, Utah.

Overthrust Project, Utah and Wyoming - In March, 2004, the Company entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project for $250,000, which comprises leases relating to 183,000 acres in which the Company is seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Drilling has been initiated in the Overthrust Project.

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

Liquidity and Capital Resources

We had cash of $1,480,855 as of March 31, 2004. Our needs for additional capital will depend on our rate of expenditures for drilling and acquisition of new oil and gas interests. As a result, it is likely we will seek additional debt or equity financing during the next 12 months. Under our current lease agreements, we have $ 1,784,000 in commitments through the end of fiscal 2004. All but $ 400,000 is optional, in that we can decide not to exercise our options or to allow our interests in some or all of the leases to lapse. We do not intend to let certain leases lapse and anticipate that we will use at least $ 1,200,000 of our funds during fiscal 2004 in connection with the development of our interests in these leases.

Results of Operations

Revenues. For the three month period ending March 31, 2004, we realized no revenues from our exploration activities on our oil and gas properties.

Operating Expenses. For the three month period ending March 31, 2004, our total operating expenses from continuing operations were $232,449. Those expenses were represented by increases in costs associated with acquisition, exploration and drilling, salary expenses, legal and professional fees, and occupancy expenses. For the three month period ending March 31, 2004, we experienced a net loss on continuing operations of $238,888. During the three month period ending March 31, 2003, we recorded a loss on the discontinuance of our fuel center operations in the amount of $11,362. Our operating expenses for the three month period ending March 31, 2004 were primarily due to the commencement of oil and gas exploration activities. In order to continue operations, we anticipate we will continue to incur significant general and administrative expenses.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Securitie s

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

Repurchase of Securities

During the reporting period, the Company repurchased the following securities:

Period	(a) Total Number Paid per Share (or Unit)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2004	*52,610,000	* $.0005	0	0
February 1-29, 2004	0	0	0	0
March 1-31, 2004	0	0	0	0
Total	*52,610,000	* $.0005	0	0

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

Exhibit Index
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

Fellows Energy Ltd.,

Date: February 13, 2006	By:	/s/ George S. Young
George S. Young
Chief Executive Officer, President and Director