Form 10QSB/A
period 2004-06-30
FELLOWS ENERGY LTD
filed 2006-02-13
CIK 1144439

United States

Securities And Exchange Commission

Washington, D.C. 20549

Amendment No. 1
to
Form 10-QSB/A

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

''	TRANSITITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33321

Fellows Energy Ltd.

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Interlocken Boulevard, Suite 400, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

(303) 327-1525

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     x  Yes     ¨  No

As of August 6, 2004, there were 41,493,150 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:     ¨  Yes     x  No

Explanatory Note

This amended quarterly report on Form 10-QSB/A is filed to properly value the assets acquired during the exchange of oil and gas interests from Diamond Oil and Gas and the $3.5 million of common stock issued.

Part I: Financial Information

Item 1. Financial Statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

June 30, 2004

(Unaudited)

Current assets:
Cash and cash equivalents	$795,702
Restricted cash	135,000
Prepaid expense	5,000
Total current assets	935,702

Oil and gas property	9,502,257
Other equipment (net of accumulated depreciation)	10,760

Total assets	$10,448,719

Current liabilities:
Accounts payable	$89,044
Note payable	425,000
Total current liabilities	514,044

Convertible note payable	350,000
Convertible debenture	1,000,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 25 million authorized; none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	9,099,452
Accumulated deficit	(197,189)
Deficit accumulated during the development stage	(359,081)

Total stockholders’ equity	8,584,675

Total liabilities and stockholders’ equity	$10,448,719

See accompanying notes to financial statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Operations Statement

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—

Operating Expense
Geological and geophysical	63,234	—	—	—
General and administrative	274,318	—	105,103	—

Operating (loss) from continuing operations	(337,552)	—	(105,103)	—

Other Expense
Interest expense, net	21,529	—	15,090	—

Net (loss) from continuing operations	(359,081)	—	(120,193)	—

Loss from discontinued operations
Automotive fuel centers	---	(24,903)	---	(13,541)

Net (loss)	$(359,081)	$(24,903)	$(120,193)	$(13,541)

Loss Per Share	$0.01	-nil-	-nil-	-nil-
Weighted Average Shares (Basic and Diluted)	42,512,051	12,550,450	41,493,150	12,550,450

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

Notes To Financial Statements

June 30, 2004 and 2003

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

Impairment of Nonproducing Properties. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At June 30, 2004, we considered our unproved oil and gas property as economically and operationally viable, in accordance with FAS 19 and 144. Similarly, no unproved properties were surrendered or abandoned for the six months ended June 30, 2004.

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

Note 2 - Contingencies

As shown in the accompanying financial statements, we have incurred operating losses since inception and incurred a previous loss on discontinued operations, and as of June 30, 2004 we have limited financial resources for our support until such time that we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenues from our planned business operations and control our exploration costs. Should we determine it necessary, we will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

Note 3 - Update of Acquisition of Oil and Gas Properties

Johns Valley, Utah - On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our President. As of January 5, 2004, we had made all required payments under the option agreement, dated October 7, 2003, including a required payment of $100,000 on October 8, 2003. On June 23, 2004 we began drilling on this project. Drilling of the first hole has reached its planned depth of 1,365 feet. We have drilled the first well to its planned depth of 1,365 feet. We cored this well and have sent the core to a lab for evaluation. We drilled through a potentially productive coal seam. We expect to receive the core analysis this October. We will use the analysis and other information applicable to the property to determine our continuing activity on the property.

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

Deer Creek, Montana - In January 2004, we acquired an option to purchase a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana for $156,000. The Houston Exploration Company will operate this project.

Gordon Creek, Utah - In January 2004, we acquired an option to purchase 5,242 acres known as the Gordon Creek Project from the Houston Exploration Company. We closed the purchase for $288,000 in July 2004. The Gordon Creek project will entail exploration for coal bed methane and conventional natural gas resources in an area believed to contain coal resources in Carbon County in eastern Utah. This property is near other operating coal bed methane projects, such as the Drunkard’s Wash Project, in which Fellows’ project personnel were previously involved in drilling for River Gas Corporation. With the close of this purchase, we own the project outright and are beginning the planning and permitting process for future drilling.

Overthrust Project, Utah and Wyoming-In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project, which includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of this coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet. We cored coals and carbonaceous shales over a combined interval of 556 feet. The core tests of the Spring Valley coals of the Frontier formation and the coals in the Bear River formation will now be conducted. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity, will provide the basis for formulation of total gas-in-place estimates.

Bacaroo Project, Colorado - In May, 2004 we optioned the Bacaroo Project in southeastern Colorado through our affiliation with Thomasson Partner Associates, Inc. of Denver, Colorado. We believe the Bacaroo Project is an opportunity to establish conventional oil and gas production through cost-effective drilling in areas of established production.

Circus Project, Montana - In May, 2004 we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming - On June 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. Current production from the producing wells is approximately 92 million cubic feet of gas per month. Terms of the acquisition include the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We expect closing to occur on or before October 6, 2004.

The letter of intent is subject to the finalization of a purchase and sale agreement. Our interest prior to payout will vary from a 1% to a 12% working interest, plus management fees and a 2% royalty interest. Subsequent to a payout, our working interest will increase to 20% to 30%.

Operating Lease - During February 2004, we entered into a six-month noncancellable operating lease for use of our office facilities with options to renew for an additional 18 months. Under the agreement, rents are to be paid at the rate of $1,300 per month. Aggregate minimum rental payments are $7,800 for the first six months, with an additional $23,400 in rent possible should we exercise all options to renew.

Note 4 - Private Placement

In January 2004, we completed a private placement of $2,750,000, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share.

Note 5 - Stock Redemption

In January, 2004, we appointed new management while accepting the resignation of our former management. We also redeemed 52,610,000 shares of common stock owned by the outgoing management in exchange for approximately $27,000.

Note 6 - Debenture

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

Note 7 - Related Party Transactions

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

Overview

In January 2004, we changed our operational focus, which formerly concerned automobile fueling centers, to exploration for oil and gas in the Rocky Mountains with a particular focus on exploration for coal bed methane, shallow gas and other properties with oil and gas potential. Based on our new operational direction, on January 5, 2004, we closed the purchase of interests in certain oil and gas leases and other rights owned by Diamond Oil & Gas Corporation, a Nevada corporation (which is wholly owned by George S. Young, who became our Chief Executive Officer, President and Director) in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. Beginning with the purchase of certain interests in these oil and gas leases, we have engaged in the business of exploration for oil and gas. Our operations for 2004 consist of exploring leased properties and seeking to acquire and explore additional properties. At this time we do not have any revenue nor proven or probable oil and gas reserves. Our goal is to discover oil and gas on one or more of the oil and gas properties.

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

Johns Valley, Utah - On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. We acquired the option to earn a 70% working interest in 25,201 acres of oil and gas leases from Diamond, a corporation controlled by our President. As of January 5, 2004, we had made all required payments under the option agreement, dated October 7, 2003, including a required payment of $100,000 on October 8, 2003. On June 23, 2004 we began drilling on this project. We have drilled the first well to its planned depth of 1,365 feet. We cored the well and have sent the core to a lab for evaluation. We drilled through a potentially productive coal seam. We expect to receive the core analysis this October. We will use the analysis and other information applicable to the property to determine our continuing activity on the property.

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

Carter Creek, Wyoming-In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. Based on initial evaluation of the geologic structure of the region, we believe that Carter Creek may contain commercial hydrocarbons. We believe it may contain productive sections in the Cretaceous, Niobrara, Turner (Frontier) and/or Mowry layers.

Deer Creek, Montana-In January 2004, we also acquired an option to purchase for $156,000 a 25% working interest in 37,040 acres known as the Deer Creek Project in Deer Creek, Montana. The Houston Exploration Company will operate this project.

Gordon Creek, Utah - In January 2004, we acquired an option to purchase 5,242 acres known as the Gordon Creek Project from the Houston Exploration Company. We closed the purchase for $288,000 in July 2004. The Gordon Creek project will entail exploration for coal bed methane and conventional natural gas resources in an area believed to contain coal resources in Carbon County in eastern Utah. This property is near other operating coal bed methane projects, such as the Drunkard’s Wash Project, in which Fellows’ project personnel were previously involved in drilling for River Gas Corporation. With the close of this purchase, we own the project outright and are beginning the planning and permitting process for future drilling.

Overthrust Project, Utah and Wyoming-In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest in the Overthrust Project for $250,000. This project includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet, and coring of coals and carbonaceous shales was conducted over a combined interval of 556 feet. The core tests of the Spring Valley coals of the Frontier formation and the coals in the Bear River formation will now be conducted. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity provide the basis for formulation of total gas-in-place estimates.

Bacaroo Project, Colorado - In May, 2004 we optioned the Bacaroo Project in southeastern Colorado through our affiliation with Thomasson. We believe the Bacaroo Project is an opportunity to establish conventional oil and gas production through cost-effective drilling in areas of established production.

Circus Project, Montana - In May, 2004 we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming - On June 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. Current production from the producing wells is approximately 92 million cubic feet of gas per month. Terms of the acquisition include the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We expect closing to occur on or before October 6, 2004.

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

Operating Expense. For the six months ended June 2004, our total operating expense was $338,000. That expense came from cost of oil and gas exploration, salaries, legal and professional fees, and occupancy expense. For the six months ended June 2004, we incurred a net loss of $377,000. For the six months ended June, 2003, our loss from discontinued automotive fuel operations was approximately $25,000. Our operating expense for the 2004 period was primarily due to the commencement of oil and gas exploration activity. We anticipate we will continue to incur significant operating expense. The above discussion also applies to the quarters ended June 2004 and 2003, with the amounts adjusted for the shorter periods.

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

Fellows Energy Ltd.

Date: February 13, 2006	By:	/s/ George S. Young
George S. Young
President, Director and Acting Principal Accounting Officer