Form 10QSB/A
period 2004-09-30
FELLOWS ENERGY LTD
filed 2006-02-13
CIK 1144439

United States

Securities And Exchange Commission

Washington, D.C. 20549

Amendment No. 1
to
Form 10-QSB/A

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

¨	TRANSITITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Part I: Financial Information

Item 1. Financial Statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

September 30, 2004

(Unaudited)

Current assets:
Cash and cash equivalents	$21,972
Total current assets	21,972

Oil and gas property	10,611,518
Restricted cash	135,000

Total assets	$10,768,490

Current liabilities:
Accounts payable	$499,787
Note payable	625,000
Total current liabilities	1,124,787

Convertible note payable	350,000
Convertible debenture	1,000,000
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 25 million authorized; none outstanding	—
Common stock, $.001 par value; 100 million authorized shares; 41,493,150 issued and outstanding	41,493
Additional paid in capital	9,099,452
Accumulated deficit	(197,189)
Deficit accumulated during the development stage	(650,053)

Total stockholders’ equity	8,293,703

Total liabilities and stockholders’ equity	$10,768,490

See accompanying notes to financial statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Operations Statement

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—

Operating expense
Exploration	120,591	—	57,357	—
General and administrative	472,944	—	198,626	—

Operating (loss) from continuing operations	(593,535)	—	(255,983)	—

Other (expense)
Interest expense, net	(56,518)	—	(34,989)	—

Loss from continuing operations	(650,053)	---	(290,972)	---

Loss from discontinued operations
Automotive fuel centers	---	(43,208)	---	(18,305)

Net loss	$(650,053)	$(43,208)	$(290,972)	$(18,305)

Basic and diluted loss per share	$0.02	-nil-	$0.01	-nil-
Weighted Average Shares (Basic and Diluted)	42,169,938	12,550,450	41,493,150	12,550,450

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

See accompanying notes to financial statements

Fellows Energy Ltd.

(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Financial Statement Notes

September 30, 2004

Note 1 - Nature of Operations and Significant Accounting Policies

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 15% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We have recorded no impairment charges on our oil and gas properties as of September 30, 2004 and consider our unproved properties as economically and operationally viable, in accordance with FAS 19 and 144.

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

Note 2 - Subsequent Event

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

Note 3 - Contingencies

As shown in the accompanying financial statements, we have incurred significant operating losses since inception, had a loss from discontinued operations, and as of September 30, 2004 we have limited financial resources for our support until such time, if ever, that we are able to generate positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. We are currently seeking additional financing. Should we not obtain adequate financing we may not be able to continue operations at our current scope of activity.

Note 4- Related Party Transactions

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

Recent Activity

On November 8, 2004, we entered into a joint venture agreement with JMG Exploration, Inc., an affiliate of JED Oil, Inc. (AMEX: JDO ) and Enterra Energy Trust (NASDAQ: EENC ) to drill our Weston County and Gordon Creek projects. Under the agreement, JMG will receive a 50% interest in exchange for $2,000,000 in exploration and drilling expenditures on the two projects by November 7, 2005. In addition, JMG has advanced $1,500,000 to

Fellows in the form of a bridge loan in anticipation of Fellows completing its $6,500,000 private placement financing currently underway.

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

Pursuant to the Purchase Agreement with Diamond, dated December 8, 2003 (“Agreement”), we acquired certain interests in oil and gas leases in Utah (“Johns Valley leases”) and the Thomasson Project Rights through assignment of the rights held by Diamond in the leases and the Exploration Services Funding Agreement. Diamond agreed to negotiate the acquisition of interests in additional properties on our behalf. Upon closing the transaction on January 5, 2004, in addition to issuing 3,500,000 shares of common stock to Diamond, deemed to have a value of $6,405,000, and acquiring certain interests in the Johns Valley leases and the Thomasson Project Rights, we (i) completed a private placement for $2,750,000, pursuant to which we issued 2,750,000 shares of common stock at $1.00 per share; (ii) appointed George S. Young as President, Chief Executive Officer and Director and Steven L. Prince as Vice President and Director; (iii) accepted the resignation of our then-President, John. R. Muellerleile, and redeemed 52,610,000 shares of common stock owned by our outgoing and former management in exchange for an aggregate sum of approximately $27,000; and (iv) agreed to indemnify Jeffrey Taylor and Peter Lee for any actions against them, including litigation, which may arise involving their service to us.

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

Overthrust Project, Utah and Wyoming - In March 2004, we entered into an agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Project. This project includes leases relating to 183,000 acres in which we are seeking oil, gas and/or coal bed methane in northeastern Utah and southwestern Wyoming. Quaneco previously drilled seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields. In May 2004, we completed the first round of drilling on our Crane 6-7 Well in the Overthrust Project in northern Utah. The well reached a depth of 4,280 feet. We cored coals and carbonaceous shales over a combined interval of 556 feet. We cored the Spring Valley coals of the Frontier formation and the coals in the Bear River formation. We used a continuous coring, wireline retrievable system for timely recovery of the coal and carbonaceous shale core samples to enable more accurate gas content analysis than is possible using conventional coring systems. This core analysis, combined with information from three wells previously drilled by Quaneco in the vicinity provide the basis for formulation of total gas-in-place estimates.

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

Circus Project, Montana - In May 2004, we optioned the Circus Project in the Overthrust geology central Montana through our affiliation with Thomasson.

Powder River Basin, Wyoming - On July 24, 2004, we signed a letter of intent to acquire the operating management interest in approximately 41 producing coalbed methane wells in the Powder River Basin in Wyoming. The acquisition also includes similar interests in approximately 126 wells that are in varying stages of development or the dewatering phase, several of which are expected to come into production over the next year, as well as interests in nearby undeveloped acreage. Collectively, these acquired interests have project areas covered by program interests in 12 drilling programs. The proposed terms of the acquisition included the payment of $2 million cash at closing and a supplemental payment to be made 90 days after closing based on the mutually agreed fair market value of the assets acquired. We are currently renegotiating the proposal.

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

Operating Expense. For the nine month period, our total operating expense was approximately $594,000. That expense came from cost of oil and gas exploration, salaries, legal and professional fees, travel, occupancy and investor relations expense. For the nine month period, we incurred a net loss of approximately $650,000. For the nine months ended September 2003, we recorded a loss from our discontinued automotive fueling business in the amount of approximately $43,000. Our operating expense for the 2004 period was directly related to the commencement of oil and gas exploration activity. We anticipate we will continue to incur significant operating expense.

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

Part II: Other Information

Item 1 . Legal Proceedings

None.

Item 2 . Changes in Securities and Small Business Issuer Purchases of Securities

None.

Item 3 . Defaults Upon Senior Securities

None.

Item 4 . Submission of Matters to a Vote of Securities Holders

None.

Item 5 . Other Information

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

Item 6 . Exhibits

Exhibit Index
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
February 13, 2006

/s/ George S. Young George S. Young
Chief Executive Officer, President, Director and Acting Principal Accounting Officer