Form 10KSB/A
period 2004-12-31
FELLOWS ENERGY LTD
filed 2006-02-13
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Amendment No. 2
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

Our Business in 2003

We have only generated minimal revenue to date. In 2003 we had no revenue. We were originally formed to offer consulting services in the retail automobile fueling industry. In January 2004 we changed our operational focus from automobile fueling centers to oil and gas exploration. For 2003, we recorded a loss from these discontinued operations in the amount of $123,475, making our total loss from 2001-2003 from discontinued operations $197,189.

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

Critical Accounting Policy and Estimates

This Plan of Operation discusses our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued liabilities, financing operations, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of the estimates form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this Plan of Operation and in the notes to the consolidated financial statements included herein in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Our 2003 loss from our discontinued operations of the automotive fuel business was $123,475. Our total loss form this discontinued business from 2001-2003 was $197,189.

Our 2004 interest expense was $136,000, up by $126,000 from 2003 interest of $10,000 because of a sharp increase in borrowing.

Item 7. Financial Statements

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)
Report And Financial Statements

December 31, 2004 and 2003

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to add inception-to-date numbers in accordance SFAS 7, as well as discontinued operations from the automotive fueling consulting business in accordance with SFAS 144. Additionally this amended report is filed to further clarify our stock issuance obligations and respective valuation. Additionally, this amended annual report is filed to properly value the assets acquired during the exchange of oil and gas interests from Diamond Oil and Gas and the $3.5 million of common stock issued.

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

/s/ Hall & Company

HALL & COMPANY
Irvine, California
March 29, 2005

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Assets
Cash	$149,027	$291,445

Total current assets	149,027	291,445

Unproved oil & gas property	9,043,648	—
Equipment, net of $5,027 accumulated depreciation	16,563	—
Restricted cash	135,000	—

Total assets	$9,344,238	$291,445

Liabilities And Stockholders’ Equity
Accounts payable	$434,411	$50,781
Notes payable	1,556,379	—

Total current liabilities	1,990,790	50,781

Convertible note payable	350,000	350,000
Convertible debenture	1,000,000	—

Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 41,743,150 and 87,853,150 issued and outstanding	41,743	87,853
Additional paid-in capital	9,556,702	—
Stock issuance obligation	362,500	—
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(3,760,308)	—

Total stockholders’ equity	6,003,448	(109,336)

Total liabilities and stockholders’ equity	$9,344,238	$291,445

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

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Statement of Changes in Stockholders’ Equity

April 9, 2001 through December 31, 2004

						Deficit
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Issuance	Accumulated	Development
	Shares	Amount	Capital	Obligation	Deficit	Stage	Total
Balance, April 9, 2001	---	$ ---	$ ---	$ —	$ ---	---	$ ---
Issuance of common stock	6,005,000	6,005	18,145	—	---)	---	24,150
Expenses paid by officer	—	—	6,419	—	—	—	6,419
Net loss/comprehensive loss	—	—	—	—	(20,467)	---	(20,467)

Balance, December 31, 2001	6,005,000	$6,005	$24,564	$—	$(20,467)	---	$10,102
Expenses paid by officer	—	—	22,936	—	—	—	22,936
Issuance of forward common stock split	6,545,450	6,545	(6,545)	—	---	---	—
Net loss/comprehensive loss	—	—	—	—	(21,319)	---	(21,319)

Balance, December 31, 2002	12,550,450	$12,550	$40,955	$—	$(41,786)	---	$11,719
Expenses paid by officer	—	—	2,420	—	—	—	2,420
Issuance of forward common stock split	75,302,700	75,303	(43,375)	—	(31,928)	---	—
Net loss/comprehensive loss	—	—	—	—	(123,475)	---	(123,475)

Balance, December 31, 2003	87,853,150	$87,853	$—	$—	$(197,189)	---	$(109,336)

Retire shares held by former Management	(52,610,000)	(52,610)	25,610	—	—	—	(27,000)
Issue shares in exchange for oil and gas interests	3,500,000	3,500	6,401,500	—	—	—	6,405,000
Private placement	2,750,000	2,750	2,672,342	—	—	—	2,675,092
Issue shares as fee for January 5, 2004 transactions	250,000	250	457,250	—	—	—	457,500
Obligation to issue 200,000 shares with acquisition of oil and gas interests				194,000	—	—	194,000
Obligation to issue 200,000 shares to financial advisers	—	—	—	168,500	—	—	168,500
Net loss/comprehensive loss	—	—	—	—	—	(3,760,308)	(3,760,308)

Balance, December 31, 2004	41,743,150	$41,743	$9,556,702	$362,500	$(197,189)	(3,760,308)	$6,003,448

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Cash Flow Statement

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Inception (Nov. 12, 2003) to Dec.31, 2004
Cash flow from operating activity
Net loss	$(3,760,308)	$(123,475)	$(3,760,308)
Adjustments to reconcile net loss to net cash used in operating activity
Gain on extinguishment of debt	---	—	---
Depreciation	5,027	—	5,027
Expense paid by officer	—	2,420	---
Expense paid with stock issuance	457,500	—	457,500
Expense paid with stock issuance obligation	168,500	—	168,500
Changes in operating assets and liabilities
Decrease in prepaid expense	—	7,880	---
Decrease in interest receivable	—	35,308	---
Increase in accounts payable	383,630	19,129	383,630

Net cash used in operating activity	(2,745,651)	(58,738)	(2,745,651)

Cash flow from investing activity
Unproved oil & gas property	(2,444,648)	—	(2,444,648)
Equipment	(21,590)	—	(21,590)
Restricted cash	(135,000)	—)	(135,000)

Cash used in investing activity	(2,601,238)	—)	(2,601,238)

Cash flow from financing activity
Proceeds from notes payable	2,241,000	35,000	2,241,000
Payment on notes payable	(684,621)	(35,000)	(684,621)
Proceeds from convertible note payable	—	350,000	---
Proceeds from convertible debenture	1,000,000	—	1,000,000
Retirement of former management’s stock	(27,000)	—)	(27,000)
Proceeds from private placement of common stock	2,675,092	—	2,675,092

Net cash provided by financing activities	5,204,471	350,000	5,204,471

Net (decrease) increase in cash	(142,418)	291,262)	(142,418
Cash, beginning of period	291,445	183	291,445

Cash, end of period	$149,027	$291,445	$149,027

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	—	$	---
Interest paid	25,681	---		25,681
Noncash:
Contribution of oil & gas interests in exchange for stock	6,405,000	---		6,405,000
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	---		194,000
Fee for January 5, 2004 transactions, in exchange for stock	457,500	---		457,500

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
December 31, 2004 and 2003

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2004, we were making sufficient progress on assessing our acquired properties and considered them all still economically and operationally viable, in accordance with FAS 19 and 144. In determining that there was no impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active negotiations with Thomasson and other venture partners, among others. In addition, the Company had no unproved properties that were surrendered or abandoned during the year ended December 31, 2004 that may have also given rise to and impairment charge.

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

Note 2 - Going concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of December 31, 2004, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by obtaining additional financing and commencing commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders.

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

Signatures

In accordance with Section 13 of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, who is authorized to do so, in Broomfeild, Colorado, on February 13, 2006.

Fellows Energy Ltd.
a Nevada corporation

/s/ George S. Young George S. Young
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board

In accordance with the Exchange Act, the following person has signed this report on our behalf and in the capacities indicated.

/s/ George S. Young George S. Young	February 13, 2006
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board