Form 10KSB/A
period 2004-12-31
FELLOWS ENERGY LTD
filed 2006-02-14
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Amendment No. 4
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

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to add inception-to-date numbers in accordance SFAS 7, as well as discontinued operations from the automotive fueling consulting business in accordance with SFAS 144. Additionally this amended report is filed to further clarify our stock issuance obligations and respective valuation. Additionally, this amended annual report is filed to properly value the assets acquired during the exchange of oil and gas interests from Diamond Oil and Gas and the 3.5 million shares of common stock issued.

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

As discussed in Note 12, the financial statements have been restated to correct the value of the acquisition cost of oil and gas property in exchange for 3,500,000 shares of the Company's common stock on January 5, 2004.

/s/ Hall & Company

HALL & COMPANY
Irvine, California
March 29, 2005, except for Note 12, as to which the date is Februay 13, 2006

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
(A Development Stage Company)

Balance Sheet

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Assets	(as restated)
Cash	$149,027	$291,445

Total current assets	149,027	291,445

Unproved oil & gas property (as restated)	9,043,648	—
Equipment, net of $5,027 accumulated depreciation	16,563	—
Restricted cash	135,000	—

Total assets	$9,344,238	$291,445

Liabilities And Stockholders’ Equity
Accounts payable	$434,411	$50,781
Notes payable	1,556,379	—

Total current liabilities	1,990,790	50,781

Convertible note payable	350,000	350,000
Convertible debenture	1,000,000	—

Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 41,743,150 and 87,853,150 issued and outstanding	41,743	87,853
Additional paid-in capital (as restated)	9,556,702	—
Stock issuance obligation	362,500	—
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(3,760,308)	—

Total stockholders’ equity	6,003,448	(109,336)

Total liabilities and stockholders’ equity	$9,344,238	$291,445

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

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Statement of Changes in Stockholders’ Equity

April 9, 2001 through December 31, 2004

						Deficit
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Issuance	Accumulated	Development
	Shares	Amount	Capital	Obligation	Deficit	Stage	Total
			(as restated)
Balance, April 9, 2001	---	$ ---	$ ---	$ —	$ ---	---	$ ---
Issuance of common stock	6,005,000	6,005	18,145	—	---)	---	24,150
Expenses paid by officer	—	—	6,419	—	—	—	6,419
Net loss/comprehensive loss	—	—	—	—	(20,467)	---	(20,467)

Balance, December 31, 2001	6,005,000	$6,005	$24,564	$—	$(20,467)	---	$10,102
Expenses paid by officer	—	—	22,936	—	—	—	22,936
Issuance of forward common stock split	6,545,450	6,545	(6,545)	—	---	---	—
Net loss/comprehensive loss	—	—	—	—	(21,319)	---	(21,319)

Balance, December 31, 2002	12,550,450	$12,550	$40,955	$—	$(41,786)	---	$11,719
Expenses paid by officer	—	—	2,420	—	—	—	2,420
Issuance of forward common stock split	75,302,700	75,303	(43,375)	—	(31,928)	---	—
Net loss/comprehensive loss	—	—	—	—	(123,475)	---	(123,475)

Balance, December 31, 2003	87,853,150	$87,853	$—	$—	$(197,189)	---	$(109,336)

Retire shares held by former Management	(52,610,000)	(52,610)	25,610	—	—	—	(27,000)
Issue shares in exchange for oil and gas interests (as restated)	3,500,000	3,500	6,401,500	—	—	—	6,405,000
Private placement	2,750,000	2,750	2,672,342	—	—	—	2,675,092
Issue shares as fee for January 5, 2004 transactions	250,000	250	457,250	—	—	—	457,500
Obligation to issue 200,000 shares with acquisition of oil and gas interests				194,000	—	—	194,000
Obligation to issue 200,000 shares to financial advisers	—	—	—	168,500	—	—	168,500
Net loss/comprehensive loss	—	—	—	—	—	(3,760,308)	(3,760,308)

Balance, December 31, 2004	41,743,150	$41,743	$9,556,702	$362,500	$(197,189)	(3,760,308)	$6,003,448

See accompanying notes.

Fellows Energy Ltd.
(Formerly Fuel Centers, Inc.)
 (A Development Stage Company)

Cash Flow Statement

	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Inception (Nov. 12, 2003) to Dec.31, 2004
Cash flow from operating activity
Net loss	$(3,760,308)	$(123,475)	$(3,760,308)
Adjustments to reconcile net loss to net cash used in operating activity
Gain on extinguishment of debt	---	—	---
Depreciation	5,027	—	5,027
Expense paid by officer	—	2,420	---
Expense paid with stock issuance	457,500	—	457,500
Expense paid with stock issuance obligation	168,500	—	168,500
Changes in operating assets and liabilities
Decrease in prepaid expense	—	7,880	---
Decrease in interest receivable	—	35,308	---
Increase in accounts payable	383,630	19,129	383,630

Net cash used in operating activity	(2,745,651)	(58,738)	(2,745,651)

Cash flow from investing activity
Unproved oil & gas property	(2,444,648)	—	(2,444,648)
Equipment	(21,590)	—	(21,590)
Restricted cash	(135,000)	—)	(135,000)

Cash used in investing activity	(2,601,238)	—)	(2,601,238)

Cash flow from financing activity
Proceeds from notes payable	2,241,000	35,000	2,241,000
Payment on notes payable	(684,621)	(35,000)	(684,621)
Proceeds from convertible note payable	—	350,000	---
Proceeds from convertible debenture	1,000,000	—	1,000,000
Retirement of former management’s stock	(27,000)	—)	(27,000)
Proceeds from private placement of common stock	2,675,092	—	2,675,092

Net cash provided by financing activities	5,204,471	350,000	5,204,471

Net (decrease) increase in cash	(142,418)	291,262)	(142,418
Cash, beginning of period	291,445	183	291,445

Cash, end of period	$149,027	$291,445	$149,027

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	—	$	---
Interest paid	25,681	---		25,681
Noncash:
Contribution of oil & gas interests in exchange for stock (as restated)	6,405,000	---		6,405,000
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	---		194,000
Fee for January 5, 2004 transactions, in exchange for stock	457,500	---		457,500

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

In January 2004 we acquired interest in certain oil and gas leases of the Johns Valley, Utah projects and the rights to acquire interest in the Weston County, Carter Creek, Deer Creek and the Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil and Gas Corporation, in exchange for 3,500,000 shares of common stock. Initially, the transaction was deemed to have value of $1,050,000 based on the $0.30 stock price at the time the agreement was negotiated. Since determining that there were conditions precedent to close this transaction, we have restated the valuation of these assets and interests to properly account for them under the guidance of EITF 98-16.  The transaction is deemed to have value of $6,405,000 under this guidance, at the stock price of $1.83. For related discussion see Note 12.

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

Note 12 - Restatement

The accompanying consolidated financial statements as of December 31, 2004 have been restated. The restatement reflects the correction of an error in the acquisition cost of certain oil and gas property in exchange for 3,500,000 shares of the Company’s common stock on January 5, 2004.

On January 5, 2004, we acquired interests in certain oil and gas leases of the Johns Valley, Utah project and the rights to acquire interests in the Weston County, Carter Creek, Deer Creek and Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. Initially, the transaction was deemed to have value of $1,050,000 based on the $0.30 stock price at the time the agreement was negotiated. Since determining that there were conditions precedent to close this transaction, we have restated the valuation of these assets and interests to properly account for them under the guidance of ETIF 98-16.  The transaction is deemed to have value of $6,405,000 under this guidance, at the share price on date of acquisition of $1.83, which was the value of the stock on the date that performance under the agreement was completed.

Upon applying the criteria of EITF 98-16, the Company increased the valuation of its oil and gas property acquired by $5,355,000 to $6,405,000 from $1,050,000, as previously stated. Accordingly, the $5,355,000 adjustment has been recorded by increasing the stated value of the Company’s Oil and Gas Property and by increasing Additional Paid in Capital on the Company’s balance sheet for the year ended December 31, 2004. There was no effect on the Company’s statements of operations for the years ended December 31, 2004 and 2003 or for the period from inception (November 13, 2003) through December 31, 2004.

Following is the effect of our restatement on our Balance Sheet for the year ended December 31, 2004:

	As Previously Reported	Adjustment	As Restated

Oil and gas property	$3,688,648	$5,355,000	$9,043,648

Additional paid in capital	$(4,201,702)	$(5,355,000)	$(9,556,702)

		$--

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

Signatures

In accordance with Section 13 of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, who is authorized to do so, in Broomfeild, Colorado, on February 14, 2006.

Fellows Energy Ltd.
a Nevada corporation

/s/ George S. Young George S. Young
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board

In accordance with the Exchange Act, the following person has signed this report on our behalf and in the capacities indicated.

/s/ George S. Young George S. Young	February 14, 2006
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board