Form 10QSB/A
period 2005-03-31
FELLOWS ENERGY LTD
filed 2006-02-14
CIK 1144439

 United States
Securities And Exchange Commission
Washington, D.C. 20549

Amendment No. 3
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
Fellows Energy Ltd.
(A Development Stage Company)

Balance Sheet
(Unaudited)
	March 31, 2005	December 31, 2004
	(as restated)
Assets
Cash	$19,867	$149,027
Property sale receivable	787,519	—
Total current assets	807,386	149,027

Unproved oil & gas property (as restated)	8,576,789	9,043,648

Equipment, net of $7,024 and $1,100 accumulated
depreciation, respectively	14,764	16,563

Restricted cash	135,000	135,000

Total assets	$9,533,939	$9,344,238

Liabilities And Stockholders’ Equity

Accounts payable	$501,470	$434,411
Notes payable	784,879	1,556,379

Total current liabilities	1,286,349	1,990,790

Convertible note payable	—	350,000

Convertible debenture	1,000,000	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 41,743,150 shares issued and outstanding	41,743	41,743
Additional paid-in capital (as restated)	9,556,702	9,556,702
Stock issuance obligation	893,211	362,500
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(3,046,878)	(3,760,308)

Total stockholders’ equity	7,247,590	6,003,448

Total liabilities and stockholders’ equity	$9,533,939	$9,344,238

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

See accompanying notes to financial statements

Fellows Energy Ltd.
 (A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Inception (Nov. 12, 2003) to March 31,	Quarters Ended March 31,
	2005	2005	2004
Cash flow from operating activity
Net income (loss)	$(3,046,878)	$713,430	$(696,388)
Adjustments to reconcile net loss to net cash used in
operating activity
Gain on sale of unproved oil and gas property	(1,437,281)	(1,437,281)	—
Interest paid with stock issuance obligation on
convertible note	44,712	44,712	—
Expenses paid with stock issuance obligations	304,500	136,000	—
Expense paid with stock issuance	457,500	—	457,500
Depreciation	6,826	1,799	1,100
Changes in operating assets and liabilities
Accounts payable	411,154	67,059	15,250
Prepaid expense	—	—	(5,000)
Net cash (used in) operating activity	(3,259,467)	(474,281)	(227,538)

Cash flow from investing activity
Proceeds on sale of oil and gas property, net of
$52,519 closing cost	1,924,690	1,924,690	—
Property sale receivable	(787,519)	(787,519)	—
Unproved oil and gas property additions	(2,465,199)	(20,551)	(1,003,232)
Restricted cash securing oil and gas property reclamation	(135,000)	—	(135,000)
Loan receivable	—	—	(80,000)
Equipment	(21,788)	—	(12,912)
Net cash from (used in) investing activity	(1,484,816)	1,116,620	(1,231,144)

Cash flow from financing activity
Sale of common stock	2,675,092	—	2,648,092
Payments on notes payable	(1,536,121)	(851,500)	—
Proceeds from note payable	2,321,000	80,000	—
Proceeds from convertible debenture	1,000,000	—	—
Retirement of former management’s stock	(27,000)	—	—
Net cash (used in) from financing activity	4,432,971	(771,500)	2,648,092

Net (decrease) increase in cash	(311,312)	(129,160)	1,189,410
Cash and equivalents, beginning of period	291,445	149,027	291,445
Cash, end of period	$19,867	$19,867	1,480,855

Supplemental Disclosure Of Cash Flow and Noncash Investing and Financing Activity

Income tax paid	$—	$—	—
Interest paid in cash	107,431	81,750	—
Interest paid with stock issuance obligation	—	44,711	—

Noncash:
Conversion of $350,000 convertible note plus $44,711 interest for
stock issuance obligation of 2,449,265 shares	—	394,711	—
Contribution of oil & gas interests in exchange for stock issuance obligation	194,000	—	—
Contribution of oil & gas interests in exchange for stock (as restated)	6,405,000	—	6,405,000

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At March 31, 2005, we considered our unproved properties economically and operationally viable and no unproved properties were surrendered or abandoned during the three months ended March 31, 2005, in accordance with FAS 19.

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

Fellows Energy Ltd. a Nevada corporation

February 14, 2006	/s/ George S. Young
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)