Form 10QSB/A
period 2005-06-30
FELLOWS ENERGY LTD
filed 2006-02-14
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

_________________
Amendment No. 3
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

Fellows Energy Ltd.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30, 2005	December 31, 2004
Assets	(as restated)
Cash	$2,503,171	$149,027
Interest Receivable	130	—
Prepaid Expenses	71,378	—
Total current assets	2,574,679	149,027

Unproved oil & gas property (as restated)	10,650,030	9,043,648

Equipment, net of $8,905 and $1,100 accumulated
depreciation, respectively	22,240	16,563
Restricted cash	235,000	135,000
Deferred debt issue costs	459,868	—

Total assets	$13,941,817	$9,344,238

Liabilities And Stockholders’ Equity
Accounts payable	$332,092	$434,411
Notes payable	—	1,556,379

Total current liabilities	332,092	1,990,790

Convertible note payable	—	350,000

Convertible debenture	4,326,612	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 41,743,150 shares issued and outstanding	47,878	41,743
Additional paid-in capital (as restated)	12,720,696	4,201,702
Stock issuance obligation	—	362,500
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(3,288,272)	(3,760,308)

Total stockholders’ equity	7,247,590	6,003,448

Total liabilities and stockholders’ equity	$13,941,817	$9,344,238

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

Fellows Energy Ltd.
(A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Inception (Nov. 12, 2003) to June 30,	Six Months Ended June 30,
	2005	2005	2004
Cash flow from operating activities
Net income (loss)	$(3,288,230)	$472,078	$(359,081)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of unproved oil and gas property	(1,442,674)	(1,442,674)	—
Gain from extinguishment of debt	(383,531)	(383,531)	—
Debt issue costs and discount amortization	102,928	102,928
Depreciation	8,905	3,878	2,152
Expenses paid with stock issuance obligations	304,500
Expenses paid with stock issuance	722,000	264,500	—
Interest paid with stock issuance	44,711	44,711
Changes in operating assets and liabilities
Interest receivable	(130)	(130)	—
Prepaid expense	(71,378)	(71,378)	(5,000)
Deferred debt issue costs	(459,868)	(459,868)	—
Accounts payable	118,313	(102,319)	38,263
Net cash provided by (used in) operating activities	(4,344,454)	(1,571,805)	(323,666)

Cash flow from investing activities:
Proceeds on sale of oil and gas property	1,930,083	1,930,083	—
Unproved oil and gas property additions	(3,938,440)	(1,493,792)	(3,097,257
Restricted Cash	(235,000)	(100,000)	(135,000)
Purchase of equipment	(31,145)	(9,555)	(12,912
Net cash provided by (used in) investing activities	(2,274,502)	326,736	(3,245,169)

Cash flow from financing activities
Proceeds from issuance of convertible debenture	4,849,685	3,849,685	1,000,000
Issuance of common stock	3,597,466	922,376	2,648,092
Borrowings on note payable	2,321,000	80,000	425,000
Payments on notes payable	(1,937,469)	(1,252,848)	—
Net cash provided by financing activities	8,830,682	3,599,213	4,073,092

Net increase in cash and equivalents	2,211,726	2,354,144	504,257
Cash and equivalents at beginning of period	291,445	149,027	291,445

Cash and equivalents at end of period	$2,503,171	$2,503,171	$795,702

Supplemental Disclosure of Cash Floe and Noncash Investing and Financing Activity
Income tax paid	$—	$—	$—
Interest paid	$107,431	$81,750	$—
Non cash:
Conversion of $350,000 convertible note into common stock	$394,711	$394,711	$—
Acquisition of oil & gas interest in exchange for common stock	$600,000	$600,000	$—
Contribution of oil & gas interests in exchange for stock (as restated)	$6,405,000	$—	$1,050,000
Contribution of oil & gas interests in exchange for stock issuance obligation	$194,000	$—	$—

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At June 30, 2005, we considered our unproved properties economically and operationally viable and no unproved properties were surrendered or abandoned during the three months ended June 30, 2005, in accordance with FAS 19.

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

FELLOWS ENERGY LTD.

Date: February 14, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)