Form 10QSB/A
period 2005-09-30
FELLOWS ENERGY LTD
filed 2006-02-14
CIK 1144439

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

Fellows Energy Ltd.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	September 30, 2005	December 31, 2004
Assets	(as restated)
Cash and Cash Equivalents	$2,560,489	149,027
Marketable securities, available-for-sale	364,347	—
Accounts Receivable	1,976	—
Interest Receivable	179	—
Prepaid Expenses	15,000	—
Total current assets	2,941,991	149,027

Unproved oil & gas property (as restated)	10,618,072	9,043,648

Equipment, net of $12,014 and $1,100 accumulated depreciation respectively	52,321	16,563
Deposits	475,500	—
Restricted cash	235,000	135,000
Deferred debt issue costs	610,022	—

Total assets	$14,932,906	9,344,238

Liabilities And Stockholders’ Equity

Accounts payable	$341,474	434,411
Notes payable	—	1,556,379

Total current liabilities	341,474	1,990,790

Convertible note payable	—	350,000
Convertible debenture	6,145,599	1,000,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,878,806 shares issued and outstanding	47,878	41,743
Additional paid-in capital (as restated)	13,335,602	9,556,702
Stock issuance obligation	—	362,500
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the development stage	(4,742,089)	(3,760,308)
Accumulated other comprehensive income	1,631	—

Total stockholders’ equity	8,445,833	6,003,448

Total liabilities and stockholders’ equity	$14,932,906	9,344,238
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

See accompanying notes to financial statements

Fellows Energy Ltd.
(A Development Stage Company)

Cash Flow Statement
(Unaudited)

	Nine Months Ended September 30,		Inception (Nov 12, 2003) to September 30,
	2005	2004	2005

Cash flow from operating activities:
Net income (loss)	$(1,028,674)	$(650,053)	$(4,788,982)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	183	—	183
Gain on sale of unproved oil and gas property	(1,442,674)	—	(1,442,674)
Gain from extinguishment of debt	(383,531)	—	(383,531)
Debt issue costs and discount amortization	361,835	—	361,835
Depreciation	6,987	1,100	12,014
Expenses paid with stock issuance	264,500	—	722,000
Expenses paid with stock issuance obligation	—	—	304,500
Interest paid with stock issuance	44,711	—	44,711
Changes in operating assets and liabilities:
Receivables	(2,155)	—	(2,155)
Prepaid expense	(15,000)	—	(15,000)
Deferred debt issue costs	(610,022)	—	(610,022)
Accounts payable	(92,937)	449,005	399,416
Net cash provided by (used in) operating activities	(2,896,777)	(199,948)	(5,928,951)

Cash flow from investing activities:
Purchase of marketable securities	(365,087)	—	(365,087)
Deposits on unproved oil and gas property	(475,500)	—	(475,500)
Proceeds on sale of oil and gas property	1,930,083	—	1,930,083
Unproved oil and gas property additions	(1,412,673)	(5,257,617)	(3,570,778)
Restricted Cash	(100,000)	(135,000)	(235,000)
Purchase of equipment	(42,745)	—	(64,355)
Net cash provided by (used in) investing activities	(465,922)	(5,392,617)	(2,780,637)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	6,024,633	1,000,000	7,024,633
Proceeds from issuance of common stock	922,376	3,698,092	3,597,468
Retirement of former management’s stock	—	—	(27,000)
Proceeds from notes payable	80,000	625,000	2,321,000
Payments on notes payable	(1,252,848)	—	(1,937,469)
Net cash provided by financing activities:	5,774,161	5,323,092	10,978,632

Net increase in cash and equivalents	2,411,462	(269,473)	2,269,044
Cash and equivalents at beginning of period	149,027	291,445	291,445

Cash and equivalents at end of period	$2,560,489	$21,972	$2,560,489

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—	$—
Interest paid	$81,750	$—	$107,431
Non cash:
Conversion of $350,000 convertible note into common stock	$394,711	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock (as restated)	$600,000	$—	$7,005,000
Contribution of oil & gas interest in exchange for stock issuance obligation	$—	—	$194,000
Fees paid with stock	$309,211		$766,711

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At September 30, 2005, we considered our unproved properties economically and operationally viable and no unproved properties were surrendered or abandoned during the three months ended September 30, 2005, in accordance with FAS 19. Our recent activities in our properties are further described in Note 10.

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