Form 10KSB
period 2005-12-31
FELLOWS ENERGY LTD
filed 2006-04-17
CIK 1144439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-33321

FELLOWS ENERGY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	33,0967648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
370 Interlocken Boulevard, Suite 400 Broomfield, Colorado	80021 (303) 327-1525
(Address of principal executive office)	(Postal Code) (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ x ]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [ ] No  [ x ]  Delinquent filers are disclosed herein.

Fellows had no revenue in 2005, other than revenue in the fourth quarter 2005 from the Carbon County project applied as a credit towards the purchase price of the project, which closed in March of 2006.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 14, 2006, was $17,262,556.41.

As of April 14, 2006 there were 55,810,777 shares of issuer’s common stock outstanding.

FELLOWS ENERGY LTD.
FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Fellows Energy Ltd. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1. DESCRIPTION OF BUSINESS.

Company History

Fellows Energy Ltd. (f/k/a Fuel Centers, Inc.) was incorporated in Nevada on April 9, 2001. In November 2001, the Commission declared effective our registration statement to register 31,185,150, as adjusted, shares of common stock held by our stockholders. We were originally formed to offer business consulting services in the retail automobile fueling industry. During the fourth quarter of 2003, we decided to change management, enter the oil and gas business and cease all activity in the automobile refueling industry. On November 12, 2003, we changed our name to Fellows Energy Ltd. and shifted our focus to exploration for oil and gas in the Rocky Mountain Region. Our common stock is publicly traded over-the-counter and quoted on the OTC Bulletin Board under the symbol “FLWE.OB.”

We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of natural gas, especially from “unconventional plays” such as tight sands and coal beds, and oil in the Rocky Mountain Region. In many unconventional plays accumulations of hydrocarbons are found over a large areal expanse and/or a thick vertical section, which when compared to conventional plays, typically have a higher geological and/or commercial development risk and lower average decline rate. Whereas a “conventional play” is an accumulation of hydrocarbons in a structural or stratigraphic setting within high-quality reservoirs. Our strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.

On January 5, 2004, we acquired certain interests in certain oil and gas leases and other interests owned by Diamond Oil & Gas Corporation, a Nevada corporation. Diamond is wholly owned by George S. Young, our CEO, President and a Director.

In connection with the transaction with Diamond, we (1) issued 3,500,000 shares of our common stock to Diamond at $1.83 per share; (2) completed a private placement of $2,750,000, pursuant to which we issued 2,750,000 shares of our common stock at $1.00 per share; (3) appointed George S. Young as our President, Chief Executive Officer and a Director and Steven L. Prince as our Vice President and a Director; and (4) accepted the resignation of our then management and redeemed 52,610,000 shares of our common stock owned by the outgoing and former management in exchange for an aggregate sum of $27,000.

Business Strategy

We seek to: (1) achieve attractive returns on capital for the benefit of our stockholders through investment in exploration and development of unconventional plays; (2) maintain a strong balance sheet to preserve maximum financial and operational flexibility; and (3) create strong employee incentives through equity ownership.

Focus on Unconventional Coal Bed Methane and Tight Gas Sand Plays

We plan to continue our focus on coal bed methane and tight gas sand plays in the Rocky Mountain Region.

In our short operating history in the oil and gas industry, we have positioned Fellows to control and exploit potential reserves from a number of large oil and gas projects. These projects focus on coal bed methane, tight sands gas and oil from fractured shales and are characterized by their widespread occurrence, large reserve potential, low finding and development costs, high drilling success rates, and low geologic and operating risks. The current project portfolio highlights our ability to negotiate deals where it controls such opportunities with relatively small amounts of capital. If we can establish that a particular play has commercial oil and/or gas reserves, the associated land position takes on substantial value as the resource is translated into proven reserves through development drilling. If we can achieve large proven reserves that result from initial drilling success, then we could have the ability to raise debt financing for development of the field.

We also plan to include conventional oil and gas projects in its mix to create cash flow and reserves in the short term to support our overhead and allow for orderly development of the larger, more capital and lead-time intensive unconventional projects.

We believe the Powder River Basin (located in Wyoming and Montana), Overthrust Belt (located in Utah and Wyoming) and Uinta Basin (located in Utah) represent some of the most attractive regions for unconventional plays in North America due to a combination of available land, large unconventional play opportunities, low finding and development cost and production potential. Moreover, because of these regions’ proximity to major pipeline networks serving important U.S. markets, price differentials for gas sales can be managed at acceptable levels.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in unconventional play properties with a combination of these factors: (1) opportunities for long life production with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Exploitation of Properties

We intend to maximize the value of our properties through a combination of successful exploration, drilling, increasing production, increasing recoverable reserves and reducing operating costs. Where we deem appropriate, we will employ technology to improve recoveries such as directional and horizontal drilling. Directional and horizontal drilling and completion methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling.

Experienced and Incentivized Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and consultants and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which is encouraged through our stock option plan, is essential for attracting, retaining and motivating qualified personnel.

Stock Option Plan

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and directors. The incentive stock option plan for our executive officers authorizes up to 2,000,000 shares of common stock, to be purchased pursuant to the exercise of options. The effective date of the stock option plan was October 9, 2003, and the stock option plan was approved by our shareholders on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our Vice President and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our common stock on the date of grant. The options vested 50% on the grant date and will vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest 6 months from the date of grant.

Company and Industry Highlights

Solid Rocky Mountain Fundamentals

According to the report Balancing Natural Gas Policy - Fueling Demands of a Growing Economy (September 25, 2003), released in the fall of 2003 by the National Petroleum Council:

Current higher gas prices are the result of a fundamental shift in the supply and demand balance. North America is moving to a period in its history in which it will no longer be self-reliant in meeting its growing natural gas needs as production from traditional U.S. and Canadian basins has plateaued. Government policy encourages the use of natural gas but does not address the corresponding need for additional natural gas supplies.

Furthermore, within the State of Wyoming, as indicated by data compiled by the Wyoming Oil & Gas Conservation Commission and available on its website at www.wogcc.state.wy.us, gas production has increased 80% since the mid-1990s and is expected to surpass 6 Bcf per day this year, largely from coal bed methane production in the Powder River Basin and tight sands gas production from the Green River Basin. In the Powder River Basin, 16,000 wells have been drilled to date (mostly in the last five years) and approximately 50,000 additional drill locations have been identified. Although this area has been historically challenged by pipeline capacity restraints and tough environmental regulations, substantial progress has been made with the doubling of capacity of the Kern River Pipeline and the completion of the Grasslands and Cheyenne Plains Pipelines, which Management believes bodes well for future development, growth and economics in the Rocky Mountain Region.

Focus on Unconventional Plays

In building our inventory of oil and gas projects, we have concentrated primarily on unconventional plays.

Compared to conventional plays, unconventional plays present different advantages and risks. Typically, unconventional plays involve less geologic risk than conventional plays with respect to locating gas because hydrocarbons are known to exist and because unconventional plays are typically larger in size. Similarly, due to the greater size of typical unconventional plays, they inherently have greater reserve potential than conventional plays. In general, unconventional plays have not been developed to the extent of conventional plays and therefore greater opportunities exist for acquiring additional unconventional plays and increasing reserves.

However, development of typical unconventional plays may involve greater extraction and retrieval costs than are involved in development of typical conventional plays. In the typical unconventional play, the existence of gas is known but the quantity of such gas, and commercial viability, is unknown. The process of developing an unconventional play requires significant costs before the commercial viability can be ascertained. Therefore, there is a greater risk of cost overrun and the risk of inadequate gas recoveries is not avoided.

It is important to recognize that unconventional plays offer attractive potential for large reserve additions. This is because the large conventional traps have largely been found and developed, and because unconventional plays inherently have much greater size and therefore greater reserve potential. All of the top five onshore “gas giant” fields discovered and developed in the 1990s (including Powder River Basin coal bed methane, Jonah, Pinedale, Madden Deep and Ferron coal bed methane) were in the Rocky Mountain Region. Four out of the five with estimated reserves of over 30 TCF were unconventional tight sands or coal bed methane unconventional plays.

Strong Acquisition Market

The recent sales of major Rocky Mountain independent oil and gas companies such as Westport Resources Corporation, Tom Brown, Inc., Evergreen Resources, Inc., Patina Oil & Gas Corporation and Prima Energy Corporation for total consideration of over ten billion dollars, in the opinion of our management, bear testimony to the strength of the acquisition market for companies that have established proven reserve growth from unconventional plays. While only Evergreen was a pure unconventional-play oriented company, each of the others has had a major component of such plays as part of their portfolio which helped to increase their exit valuations due to the large amount of proven undeveloped category reserves associated with them. Although there are no assurances, we anticipate that the success of any of our major unconventional plays will quickly make it a favored acquisition target for large, public companies seeking to grow through strategic acquisitions, thus providing an attractive exit strategy for our stockholders.

Large Strategic Land Position

Through our direct ownership of mineral rights in the Powder River Basin, Overthrust Belt and Uinta Basin, we have a strategic land position in the oil and gas producing basins of the Rocky Mountains. Known hydrocarbon resources in reservoirs in unconventional plays such as coal seams, thick oil-bearing shales, and extensive bodies of tight gas-bearing sands throughout the properties create the potential for a large inventory of drilling locations should initial exploration efforts prove successful. Although there are no assurances, this inventory could support future net reserve additions and production growth over the next several years.

Strong Underlying Industry Fundamentals

According to the National Petroleum Council Gas Report, the domestic natural gas fundamentals will continue to be attractive, for the foreseeable future. The U.S. faces a significant natural gas supply problem due to the maturing of its traditional producing basins, the increase in exploration and development costs, and demand increases coupled with production decline rates. The U.S. has several ways to combat this supply problem through measures including increased development and importation of Canadian and Alaskan gas and delivery of liquefied natural gas. However, the impact of these efforts is expected to only mitigate the supply decline or at best increase supply marginally.

Proven Management Expertise

Our CEO and President George S. Young and our Vice President Steve Prince have experience in operating and growing an oil and gas public company. Mr. Young brings strong leadership and business qualifications, an understanding from having been trained as both an attorney and engineer and 25 years of natural resource industry experience. Mr. Prince brings 13 years of oil and gas industry experience as a geologist and as a significant contributor to the development of major producing fields in areas of interest to us.

Financing Strategy

We intend to access debt and equity markets for private and public financings from time to time based on our needs on terms in the market then available to us. Initially, we expect that the bulk of capital formation will be in the form of equity capital to support the initial phases of exploration and exploitation work required on our projects. To the extent the plays mature into “Proven” status as determined by independent third-party engineers, we plan to utilize debt sources for a large percentage of our capital requirements so as to maximize the return on equity that these projects generate. This debt may be in the form of senior bank debt, junior or subordinated bank debt, and/or mezzanine debt. We cannot provide any assurance that we will be able to raise additional debt or equity to fund future operational and exploration needs or terms acceptable to us.

Additionally, we may generate funds through (1) a joint venture, sale or farm out on an interest in one or more of its properties and/or (2) divesting one or more of our properties that are determined not to fit with its strategic core holdings.

Property Summary

In our short operating history in the oil and gas industry, we have positioned Fellows to control and exploit potential reserves from a number of large unconventional oil and gas resource type projects covering approximately 236,000 gross and 151,000 net acres. These projects focus on coal bed methane, tight sands gas and oil from fractured shales. Such projects are characterized by their widespread occurrence, large reserve potential, low finding and development costs, high drilling success rates, and low geologic and operating risks. Such projects are also subject to certain risks and development of such projects requires substantial capital.

Competition

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

Regulation

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

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

EMPLOYEES

As of April 1, 2006, we have six full-time employees. The majority of development services have been provided to us by the officers and outside, third-party vendors. Currently, there exist no organized labor agreements or union agreements between us and our employees. We do not have employment agreements with any of our employees. We believe that our relations with our employees are good.

RISKS RELATED TO BUSINESS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,498,816 and $3,760,308 for the years ended December 31, 2005 and 2004, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed and If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our acquisition, exploration and production of natural gas from coal bed methane. We anticipate that we will require up to approximately $500,000 to fund our continued operations for the next twelve months from the date of this prospectus, depending on revenues from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Stated There is Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated March 29, 2005 on our financial statements as of and for the year ended December 31, 2004, our independent registered public accounting firm stated that our significant losses from operations as of September 30, 2004 raised substantial doubt about our ability to continue as a going concern. Since December 31, 2004, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If We Are Unable to Retain the Services of Mr. Young or If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. George S. Young, our President, Chief Executive Officer and a director. Loss of the services of Mr. Young could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Young. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

As Our Properties are in the Exploration and Development Stage, There Can be no Assurance That We Will Establish Commercial Discoveries on Our Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Even if We are Able to Discover and Generate A Gas Well, There Can be no Assurance the Well Will Become Profitable

We have not yet make a discovery of coalbed methane gas or drilled a gas well to capture any gas. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition In The Oil And Gas Industry Is Highly Competitive And There Is No Assurance That We Will Be Successful In Acquiring The Leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in the Rocky Mountain Region. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases.

The Marketability of Natural Resources Will be Affected by Numerous Factors Beyond Our Control Which May Result in Us not Receiving an Adequate Return on Invested Capital to be Profitable or Viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and Production Activities are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Risks Relating to Our Current Financing Arrangements:

There Are a Large Number of Shares Underlying Our Convertible Debentures and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 14, 2006, we had 55,810,777 shares of common stock issued and outstanding, convertible debentures issued in June 2005 outstanding that may be converted into an estimated 15,174,000 shares of common stock at current market prices, convertible debentures issued in September 2005 outstanding that may be converted into 10,085,670 shares of common stock, outstanding warrants issued in June 2005 to purchase 7,191,018 shares of common stock and outstanding warrants issued in September 2005 to purchase 2,172,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures issued in June and September 2005 may increase if the market price of our stock declines. All of the shares issuable upon conversion of the June and September 2005 debentures and upon exercise of our June and September 2005 warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our convertible debentures is potentially limitless. We are required to repay 1/24th of the face amount of the debentures each month. In the event that we cannot, or choose not to, repay the amortized amount in cash, we are obligated to issue shares of our common stock to cover the amount of the debenture. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our outstanding convertible debentures based on market prices 25%, 50% and 75% below the market price as of April 14, 2006 of $0.34 per share.

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 20%	Issuable	Stock
25%	$.255	$.204	31,797,467	36.30%
50%	$.17	$.136	47,696,200	46.08%
75%	$.085	$.068	95,392,400	63.09%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of our Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

The convertible debentures are convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholders could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of convertible debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Convertible Debentures and Registered Pursuant to Registration Statements May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the convertible debentures, we made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have allocated and registered 16,523,938 shares to cover the conversion of the convertible debentures issued in June 2005 and 7,770,000 shares to cover the conversion of the convertible debentures issued in September 2005. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the convertible debentures may not be adequate. If the shares we have allocated to the registration statements are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In June 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $5,501,199.95 principal amount of convertible debentures. The convertible debentures are due and payable 27 months from the date of issuance, with 1/24th of the face amount due every month starting October 2005. In September, 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,108,000 principal amount of convertible debentures. The convertible debentures are due and payabe 27 months from the date of issuance with 1/24th of the face amount due every month starting January 2006. In addition, any event of default such as our failure to repay the principal when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including default interest on the outstanding principal balance of the convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

▪	that a broker or dealer approve a person's account for transactions in penny stocks; and
▪	that broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

▪	obtain financial information and investment experience objectives of the person; and
▪
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

▪	sets forth the basis on which the broker or dealer made the suitability determination; and
▪	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

              Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 370 Interlocken Boulevard, Suite 400, Broomfield, Colorado 80021, and our telephone number is (303) 327-1525. We occupy approximately 2,500 square feet of office space under a lease expiring in February 2006. The monthly rent is $3,300. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. In addition, we have the following properties in connection with our business activities:

Overthrust Coal Bed Methane Project, Utah and Wyoming

The Overthrust Coal Bed Methane Project is an unconventional play with 183,000 gross and 118,950 net acres targeting coal bed natural gas in southwestern Wyoming and northeastern Utah. This project also has the potential for conventional oil and gas.

In March 2004, Fellows entered into an option agreement with Quaneco, L.L.C., an Oklahoma limited liability company, to acquire a 65% working interest for $250,000 in the Overthrust Coal Bed Methane Project. The Overthrust Coal Bed Methane Project is located in Rich and Summit Counties of northeastern Utah, and Uinta County, Wyoming. Quaneco has approximately 183,000 acres under lease in the project area. Just east of the project area is over 6 TCF of gas production from the conventional “Overthrust” oil and gas play, so pipeline infrastructure and gas markets are well established in the area.

Under the terms of the option agreement with Quaneco, we have paid to Quaneco an option payment of $100,000 and issued 200,000 shares of common stock in early 2005. We are presently renegotiating the balance of the terms of our earn-in agreement with Quaneco based on our work performed to date, as described.

Based upon regional geologic studies of historical oil and gas and coal mining activity, plus the results from seven exploratory wells previously drilled by Quaneco, the Overthrust coal bed methane play has multiple coal seams of Tertiary and Cretaceous age that may contain coal bed methane. Some of this coal is of similar age and depositional condition to other productive coal bed methane fields such as the Drunkard’s Wash field in eastern Utah which has estimated reserves of 2 TCF.

In May 2004, we completed the first round of our exploratory activity with the drilling of the Crane #6-7 Well on the northern portion of the Overthrust Coal Bed Methane Project lease block in northern Utah. The well reached a depth of 4,280 feet. we cored coals and carbonaceous shales over a combined interval of 556 feet. The core tests confirm the presence of coals with potentially commercial gas contents in the Frontier and Bear River formations.

In the balance of 2006, we plan to conduct the second round of exploration activities on project, which will include well log analysis, seismic analysis and the purchase of additional seismic information, and the preparation of drill site locations and permitting for additional drilling to target not only the coal bed methane potential, but also the conventional gas sands that have been encountered in the previous exploration work. This activity may also include activity in the southern portion of the project, including detailed geologic studies of the Coalville and Henrys Fork areas, core drilling, and production testing. The Coalville and Henrys Fork area contains known thick coals in the Tertiary Adaville and Cretaceous Frontier formations. These coals crop out and are mined in and around the small town of Coalville, Utah. Wells in the Coalville area were reported to have penetrated net coal thickness of 100 feet from the Adaville Formation and 50 feet from the Frontier Formation. The State of Utah estimates the gas-in-place (coal bed methane gas resource) could range from 0.1 to 1.0 TCF from the Tertiary Adaville and Cretaceous Frontier formations.

Weston County Project, Wyoming

The Weston County play will focus initially on the development of a conventional oil field followed by exploration for conventional oil reservoirs in the Dakota and Minnelusa on 19,290 gross and net acres. The South Coyote Creek Field thus far has no identifiable reserves but we hope that it will provide short-term cash flow to cover our overhead.

We acquired an option to purchase a 100% working interest for 19,290 acres of oil and gas rights in Weston County, Wyoming for a total purchase price of $750,000. We closed that purchase on June 15, 2004 and concluded a reevaluation of drilling production data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are ready to drill that are potential extensions of an existing producing field called South Coyote Creek Field. South Coyote Creek Field was discovered and developed back in the 1960s and has produced approximately 3 million barrels of oil to date. It is estimated that the Field may ultimately have reserve potential of up to 5-10 million barrels according to Thomasson Partner Associates, Inc. We have signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration will receive a 50% interest in exchange for incurring $2,000,000 in exploration and drilling expenditures on the two projects by November 7, 2005. The agreement was amended in June 2005 in connection with the repayment of the JMG Exploration loan and we assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire such interest for approximately $390,000 by June 30, 2005, which has been exercised. Subsequent to this initial joint venture drilling commitment being fulfilled, we plan to participate in eight 4,500 foot field extension wells at an estimated cost of $1,000,000.

The Weston County play has two deeper horizons at drilling depths of 5,000 to 7,500 feet that add enormous oil and gas reserve potential to the acreage position we own. The Cretaceous Dakota and Permo-Penn Minnelusa are both highly productive sandstone reservoirs when found in trapping positions and have accounted for hundreds of millions of barrels of production in the Powder River Basin. Some of the largest Dakota and Minnelusa fields are located within 10 miles of the Fellows’ acreage including the 75 million barrel Raven Creek and 25 million barrel Donkey Creek.

The Dakota and Minnelusa are also both amenable to seismic exploration and can be resolved clearly with 3-D seismic. We have access to 200 miles of a regional 2-D seismic data base that covers the Weston County play area. On the basis of this seismic, a series of prospects in the Dakota and Minnelusa have been identified with the potential for up to 50 million barrels of oil reserves. One of these prospects is a Minnelusa field with only one producer drilled to date that appears to be on the edge of a much larger accumulation. We will be working to develop a plan for the further delineation of these prospects with a plan to drill one or more exploratory tests in 2005.

Carter Creek Project, Wyoming

The Carter Creek Project targets an unconventional play for oil on 14,196 gross and 9,959 net acres from fractured shales in the Niobrara and Mowry.

In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. This project was generated by Thomasson Partner Associates.

The Carter Creek Project offers large-scale reserve potential from a section of over-pressured Lower Cretaceous zones including the Niobrara, Turner (Frontier), Mowry, Muddy, and the normally pressured Dakota formations. All these zones are currently productive in the region of the Carter Creek Project. Drilling depths to the Dakota range from 10,000 feet to 11,500 feet. The primary objectives in the Carter Creek Project are the Niobrara and Mowry formations which are both thick hydrocarbon-rich shale units. These shale units are referred to as “source beds” because under sufficient heat and pressure they are the source of petroleum that feeds the conventional oil and gas traps in a given basin. In this case, the source beds also act as oil reservoirs due to fracturing that has been induced along shear zones created by regional tectonic forces. Within these shear zones are fractures which provide both storage of oil and gas, as well as the permeability necessary for them to flow to a well bore. The shear zones also provide a pathway for thermal energy from deeper in the basin to flow into a local area and promote oil generation and maturation, thus improving the hydrocarbon recovery potential within the shear zone. Over pressuring is caused by hydrocarbon generation within the source beds which also contributes to the fracture system.

Within the general vicinity of the Carter Creek Project there are 21 Niobrara producers that have had a combined cumulative production of 629,777 BO and 1.2 Bcf. These wells were drilled as vertical producers without the benefit of modern exploration concepts, and drilling and completion technology. The best of these wells was the Dunlop well in Section 26, T44N-R71W, which produced 205,965 BO and 519,935 Mcf of gas through May of 2004 from a vertical well that was lightly acidized. This is a promising result that, if it can be repeated consistently, likely would provide a basis for a highly economic oil play.

A study by Thomasson Partner Associates of the Carter Creek Project area indicates that results similar to or better than the Dunlop well may be achieved through the use of high-resolution seismic to identify shear and fracture trends combined with horizontal drilling technology to maximize exposure to productive fracture zones within the Niobrara and Mowry. Management believes that the use of these exploration and drilling techniques could result in wells with average recoveries of 400,000 barrels of oil equivalent or “BOE” (i.e. including gas at a 6 MCF to 1 BO ratio). The size of the play could range from 10 to 100 wells with reserve potential of 4 to 40 million barrels.

Secondary objectives in the play below the Niobrara include the Turner and Muddy zones within the over-pressured Cretaceous envelope, as well as the normally pressured zones including the deeper Dakota formation. In addition, there are shallower secondary objectives including the Shannon, Teapot, Parkman and Teckla zones above the Niobrara. These reservoirs could provide significant reserve additions to the Niobrara and Mowry and will be evaluated in each initial well drilled.

The current plan for this project is to acquire additional seismic and leasehold, then drill one horizontal well into the Niobrara section at a location where the available seismic data suggests good fractured reservoir conditions exist. If successful, additional wells can be drilled in 2005-2006. To minimize formation damage, the well will be drilled under-balanced. Cost of the well is projected at $1,250,000. Reserve potential could be as much as 400,000 BOE. The risk of finding producible reserves in this project is considered low due to the widespread occurrence of hydrocarbons within the objective formations, the remaining question is whether the production levels achieved will provide economic returns on a consistent basis.

Gordon Creek Project, Utah

The Gordon Creek Project targets an unconventional play on 5,242 gross and 3,184 net acres for gas from tight sands in the Ferron formation, plus coal bed natural gas from coals in the Emery formation.

In January 2004, we acquired an option to purchase 5,242 acres known as the Gordon Creek Project. We closed the purchase for $288,000 in July 2004. The Gordon Creek Project is located in Carbon County, eastern Utah.

The Gordon Creek Project targets natural gas reserves in two large unconventional plays: (1) the Cretaceous Ferron sandstone play and (2) the Cretaceous Emery coal bed natural gas play. The Cretaceous Ferron sandstone play is established by the Clear Creek Field which has had cumulative production of 137 Bcf from 16 wells or an average of 8.6 Bcf per well to date. The Clear Creek Field is located 7 miles to the west of the Fellows acreage.

During 2001, 2002 and 2003, Klabzuba Oil & Gas drilled a series of six wells previously drilled into the 100 foot thick Ferron sandstone at Gordon Creek Field and completed them for production. Gordon Creek Field is located 3 miles south of Fellows’ acreage. The six wells have produced 1.5 Bcf in their first year of production according to state records. These early indications of production confirm a potentially large play which may someday have reserves in excess of 2 TCF of gas.

As previously mentioned, we have signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. This agreement was amended in June 2005 and we assigned the remaining 50% interest in the Gordon Creek project to JMG Exploration, subject to our rights to reacquire such interest for $390,000 which has been exercised. Subsequent to initial drilling by JMG Exploration on Gordon Creek, we plan to spend $450,000 to drill additional wells and acquire acreage in the Ferron sandstone trend.

In addition to the Ferron sandstone, the Gordon Creek project has potential in the Emery coal. While the Emery coal play is in an early stage it may have similar potential to the Drunkard’s Wash field which produces from the Ferron coal. The Drunkard’s Wash Field is located 6 miles to the southeast of out Gordon Creek land holdings. Our project personnel were previously involved in drilling for River Gas Corporation in the Drunkard’s Wash field.  The Ferron coal bed play trend has estimated reserves of 2 TCF, and the play may eventually have twice that level of reserves as coals along trend are developed. The Emery coal trend is essentially parallel and to the west of the Ferron trend and represents a later episode of deposition when the Cretaceous sea level was higher.

Bacaroo Project, Baca County, Colorado

The Bacaroo Project targets conventional oil and gas reserves from prolific reservoirs in the Pennsylvanian Topeka, Lansing-Kansas City and Morrow formations as well as the Mississippian Keyes formations. The Bacaroo Project has been developed by Thomasson Partner Associates and is located in Baca County, Colorado on the northwest flank of the greater Anadarko Basin. Nearby analog fields include the Morrow Stateline and Interstate fields with production of 25 to 50 MMBO; and the Keyes Dome, which has produced 1 TCF of gas from the Mississippian Keyes section. Currently, we have six prospects undergoing lease acquisition. Three of these prospects have multiple objectives with seismically and subsurface defined structural or stratigraphic traps, and are adjacent to or on-trend with proven production. All of the selected drill sites are near to or offsetting excellent shows of oil and gas with drilling depths of objectives ranging from 1,200 to 5,000 feet. The estimated initial cost to acquire 34,720 acres and drill eight evaluation wells is $2.3 million.

Summary of Our Projects, Acreage Holdings, and Wells

Project	Objective	Play Type	Gross Acres	Net Acres
Overthrust Coal Bed Methane, Rich, Morgan & Summit Counties, Utah (1)

	Adaville Coal	Coal Bed Natural Gas	183,000	118,950
	Frontier Coal	Coal Bed Natural Gas
	Bear River Coal	Coal Bed Natural Gas

Creston Project, Utah
		Conventional Oil	9,000	9,000

Carbon County Project, Utah
		Tight Sands Gas and Coal	,5,200	5,200

Weston County Project, Wyoming

	Turner	Conventional Oil	19,290	19,290
	Dakota	Conventional Oil
	Minnelusa	Conventional Oil

Carter Creek, Converse County, Wyoming

	Niobrara	Oil from Fractured Shale	14,196	9,959
	Mowry	Oil from Fractured Shale
	Turner, Muddy, Dakota	Conventional Oil

Gordon Creek, Carbon County, Utah

	Ferron Sandstone	Tight Sands Gas	5,242	3,184
	Emery Coal	Coal Bed Natural Gas
		Totals	235,928	151,383

(1) Subject to an earn-in contract with Quaneco, L.L.C. for a 65% working interest.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "FLWE". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2004
First Quarter	2.23	1.10
Second Quarter	1.62	0.81
Third Quarter	1.12	0.69
Fourth Quarter	1.02	0.71

Fiscal Year 2005
First Quarter	1.25	0.71
Second Quarter	1.00	0.42
Third Quarter	1.40	0.48
Fourth Quarter	0.82	0.31

Fiscal Year 2006
First Quarter	0.60	0.30
Second Quarter (1)	0.34	0.30

(1) As of April 14, 2006

HOLDERS

As of April 14, 2006, we had approximately 87 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

In February 2005 we amended our Exploration Services Agreement with Thomasson Partner Associates. Thomasson Partner Associates provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson Partner Associates provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson Partner Associates. Under the agreement, in 2005, Thomasson Partner Associates is to present to us a minimum of eight project opportunities each year with the reasonable potential of at least 200 Bcf of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson Partner Associates and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson Partner Associates a $400,000 acquisition consulting fee, and paid an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson Partner Associates. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson Partner Associates include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in Kansas. In 2005 we paid Thomasson a total of $1,350,000, including the $800,000 acquisition consulting fee.

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

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to continue joint venture or obtain equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures. We may sell interests in our properties. We cannot assure that continued funding will be available.

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

In March 2005 we agreed, subject to customary closing conditions, with Quaneco L.L.C. to acquire up to a 12.5% working interest in the Kirby and Castle Rock Coal Bed Natural Gas projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. Under the terms of the agreement, were to participate in a 48-well drilling program during 2005 on the Kirby project that will extend out from an existing 16-well pilot program of previously drilled wells. The other working interest owners in the Kirby project included Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%). Due to our view of the prospects for revenues from the Kirby and Castle Rock prospects, as of the first quarter 2006, we determined to not proceed with our option to purchase the Kirby and Castle Rock projects.

On May 2, 2005, we entered into two option agreements with Thomasson Partner Associates to participate in the Platte and Badger projects located in Garden and Keith Counties, Nebraska, and Stanley and Hughes Counties, South Dakota, respectively. Under the agreements, the initial project fee is $100,000 for the Platte project and $150,000 for the Badger project. Upon execution of definitive agreements we paid Thomasson Partner Associates $80,000 for Platte, and $105,000 for Badger. This amount represents approximately of the initial project fees plus reimbursement of Land Sat cost of $30,000 each. In addition, there will be additional costs for a GeoChem survey on Platte and an air photo study on Badger for the amounts of $13,000 and $12,000, respectively. The total cost of these projects is $143,000 and $217,000, respectively.

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

In June 2005, we paid off the balance on our $1,500,000 loan to JMG Exploration, Inc., an affiliate of JED Oil, Inc., through the assignment of our 50% interest in the Weston County and Gordon Creek projects, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right has been exercised.

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

Oil & Gas Projects

Weston County, Wyoming

In November 2004 we executed a joint venture agreement with JMG Exploration, to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration will receive a 50% interest in exchange for spending $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005. In addition, JMG Exploration loaned $1,500,000 to us with a short-term note. In connection with repayment of the JMG Exploration loan, we assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right has been exercised. As part of the full settlement of the $1,500,000 note, JMG Exploration’s commitment to spend $2,000,000 in exploration and drilling activity by November 7, 2005 has been terminated. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

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

Based on exploration results, JMG Exploration, will complete any development programs on the projects. In connection with repayment of the JMG Exploration loan, we have assigned the remaining 50% interest in the Gordon Creek project to JMG Exploration, subject to our right to reacquire those interests for approximately $390,000 by June 30, 2005, which right has been exercised.

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

Overthrust, Utah and Wyoming

In 2004 we optioned the Overthrust project to earn a 65% working interest in 183,000 acres of oil, gas and coal bed methane leases in northeastern Utah and southwestern Wyoming from Quaneco, an Oklahoma company. We plan to test the three identified coal seams that run through much of the area. Previous drilling has included seven exploratory wells that identified multiple coal seams of Tertiary and Cretaceous age that appear to be prospective for coal bed methane. Some of the coal is of similar age and depositional condition to other productive coal bed methane fields.

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

Bacaroo, Colorado

In 2004 we optioned the Bacaroo project in Colorado through our affiliation with Thomasson Partner Associates. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring additional acreage in the prospect prior to commencing drilling operations.

Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling in 2006.

Kirby and Castle Rock Projects, Powder River Basin, Montana

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. We paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we had until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. During the quarter ending September 30, 2005, we negotiated with Quaneco for an extension of the time to make payments, but as of year end did not finalized any extension. Under the terms of the agreement, we were to participate in a 48 well drilling program during 2005 on the Kirby project that was to extend out from an existing 16 well pilot program of previously drilled wells. We were to have ownership in the previously drilled wells, which were being dewatered and were expected to commence production later in the near future. However, due to the Company’s view of the prospects for revenues from the Kirby and Castle Rock prospects, as of the first quarter 2006, the Company determined to not proceed with its option to purchase the Kirby and Castle Rock projects. The other working interest owners in the Kirby project included Quaneco (25.0%), Pinnacle Gas Resources (50%) and Galaxy Energy Corporation (12.5%).

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

Creston Project, Uintah Basin, Utah

 On October 25, 2005, the Company entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and began negotiations with private investors, whereby the Company will supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. Thereafter, the Company immediately commenced a rework program to re-complete previously-completed zones and extend behind pipe reserves in the first well chosen in the program, located in the prolific Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production while the Company and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. The Company completed work on the first well and commenced production in the first quarter of 2006, and plans to maintain continuous operations until all wells have been brought to full potential.

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

During the first quarter of 2006, the Company completed joint venture financing arrangements with private investors to provide for $1.25 million in funds to conduct the reworking program.

Carbon County Project, Utah

On September 12, 2005, the Company entered into an option agreement to purchase a gas field in Carbon County, Utah currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional five wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The acquisition included an associated gas gathering system and a 6 mile pipeline and compression facility servicing the project and adjacent production. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to Fellows’ Gordon Creek project and to the very successful Drunkards Wash field originally developed by River Gas Corp.

The purchase option called for an acquisition price of $3 million, and the Company closed the purchase of the acquisition on March 13, 2006 with an industry partner, MBA Resource Corp. of Canada. (“MBA”). MBA paid $1.5 million and arranged third party financing of $750,000 toward the $3 million purchase price in exchange for a 50% interest in the project. Fellows previously paid a deposit toward the purchase price and has received production credits since October 1, 2005. Fellows will thus acquire a 50% interest in the project with only an additional payment of $241,000. Fellows and MBA will form a joint operating company to carry out gas production and drilling operations as well as gas gathering activities for both project gas and adjacent third party production.

Fellows will use the experience of its personnel who participated in the development of Drunkards Wash to increase current production and expand production in both the Ferron Sandstone and in the underlying coal bed methane seams that are not currently being exploited by the existing wells. Fellows will immediately undertake to increase production in the existing wells, complete those wells in the coal for their coal bed methane potential, and thereafter drill additional wells on the acreage being acquired.

We are continuing with the 45-well reworking program in the Creston Project. We expect to engage in continuous operations until all 45 wells are successfully recompleted. In addition, we have mobilized a workover rig to commence reworking on one producing well and one shut-in well on the Carbon County Project. We similarly expect to engage in continuous operations at Carbon County until all wells are suitably reworked and all prospective new wellsites are drilled. We also have plans to finance and drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2006. With our partner, JMG, will also plan to drill on the Weston County and Gordon Creek projects in 2006. We are seeking additional capital which we need in order to perform these projects.

The operations we plan for 2006 include continuing development drilling and reworking activities on the Carbon County and Creston projects, exploring leases on the other projects we have acquired as well as seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and continue to produce substantial additional commercial quantities of oil and gas, including coalbed methane, on the properties, although no assurances can be given that commercial quantities are available, if at all.

Liquidity  and Capital Resources

In 2005, we incurred a loss of approximately $3,592,000. In the year ended December 31, 2004, we incurred a net loss of $3,760,000. At December 31, 2005, we had $348,000 of cash and cash equivalents, $406,000 in marketable securities, and a $100,000 note receivable. Our total current assets were $853,000, and current liabilities were $326,000, including accounts payable and a $12,000 note payable.

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

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

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5.5 million in face amount of debentures maturing at the end of the 27th month from the date of issuance, and three year warrants purchasing common stock of the company. The debentures do not accrue interest and the investors paid $3.85 million for the debentures. A commission of 9% on the $3.85 million was paid in connection with the transaction, and we paid $30,000 of the investor’s counsel’s legal fees, resulting in net proceeds to the company of $3.4 million. Net proceeds will be used for general working capital.

Based upon our significant operating losses from inception, there is substantial doubt as to our ability to continue as a going concern. Our audited and unaudited financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited and unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Carbon County and Creston projects were acquired in late 2005, and were not brought into production until the first quarter, 2006. They have not yet been in production for a sufficient time, and have not yet been sufficiently reworked by additional field operations to determine their productive capacities. At this point, we have not generated sufficient oil and gas sales to sustain our operations. To fully carry out our business plans we need to increase production revenues, raise a substantial amount of additional capital, sell project assets, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to increase production or raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

June 2005 Private Placement

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors for the issuance of $5,501,199.95 in face amount of debentures maturing September 16, 2008, and three year warrants to purchase our common stock. The debentures do not accrue interest and the investors paid $3,849,685 for the debentures. A commission of 9% on the $3,849,685 was paid by us to HPC Capital Management, a registered broker-dealer, in connection with the transaction, and we paid $100,000 in expenses and fees including $30,000 of the investors’ counsel’s legal fees, resulting in net proceeds to us of $3,403,267.35. Net proceeds will be used by us for general working capital

The debentures are unsecured and we are obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment can be made in cash or in shares of our common stock. We may pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we make the payment in cash, we shall pay 110% of the monthly redemption amount.

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

Cash flow. In 2005, we used $3,971,000 in our operating activity. We used $2,448,000 in investing activity for property and option acquisitions, and obtained $5,809,000 in financing activity from capital obtained through financings. We increased our 2004 cash balance of $149,000 to $348,000 at December 31, 2005.

Results of Operations

Revenue. For the years ended December 31, 2005 and 2004, we had no revenue, other than revenue in the fourth quarter 2005 from the Carbon County project applied as a credit towards the purchase price of the project, which closed in March of 2006.

Operating Expenses. In 2005 our exploration expense was $1,141,000, which included $800,000 of acquisition related fees to Thomasson Partner Associates, and $341,000 of tangible and intangible drilling cost, as well as delay rentals paid to retain oil and gas leases, and geological and geophysical expense.

Our 2005 general and administrative expense was $3,077,000, which primarily included $948,000 in convertible debenture related expense such as issuance costs and discount expense, $857,000 of business advisory, consulting, financial and investor services, $429,000 of legal fees, $453,000 of employee compensation, $106,000 of accounting fees, and $336,000 in research and development, insurance expense, office expense, and travel expense.

Our 2005 operating expense increased from 2004 primarily as a result of the two large convertible debenture financings and related expenses.

Subsequent to year end, we determined that we would not pursue our interests in the Kirby and Castle Rock projects that were acquired during 2005. Accordingly, we have written off our unproved property cost related to these interests as of December 31, 2005.

Interest Expense. Our 2005 interest expense was $178,000, up by $42,000 from 2004 because of increased borrowing in connection with the convertible debentures and other financings through the year.

Critical Accounting Policies and Estimates

This Plan of Operation discusses our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued liabilities, financing operations, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. The results of the estimates form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this Plan of Operation and in the notes to the consolidated financial statements included herein in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Fellows Energy Ltd.

We have audited the accompanying balance sheet of Fellows Energy Ltd. , an exploration stage company, as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and for the period from inception (November 12, 2003) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fellows Energy Ltd. As of December 31, 2004 were audited by other auditors, whose report dated March 29, 2005, except for Note 14, as to which the date is February 13, 2006, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd., an exploration stage company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended and for the period from inception (November 12, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company

Mendoza Berger & Company
Irvine, California
April 13, 2006

Fellows Energy Ltd.

(An Exploration Stage Company)

Balance Sheets

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004
Assets
Cash and Cash Equivalents	$347,558	149,027
Marketable securities, available-for-sale	405,556	—
Interest Receivable	179	—
Note Receivable	99,879	—
Total current assets	853,172	149,027

Unproved oil & gas property	9,575,813	9,043,648

Equipment, net of $18,418 and $5,027 accumulated depreciation respectively	287,836	16,563
Deposits	716,000	—
Restricted cash	235,000	135,000
Deferred debt issue costs	533,769	—

Total assets	$12,201,590	9,344,238

Liabilities And Stockholders’ Equity

Accounts payable	$313,703	434,411
Notes payable	12,000	1,556,379

Total current liabilities	325,703	1,990,790

Convertible note payable	—	350,000
Convertible debenture	5,063,848	1,000,000

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 52,545,329 and 41,743,150 shares issued and outstanding	52,545	41,743
Additional paid-in capital	15,973,152	9,556,702
Stock issuance obligation	—	362,500
Stock pledged as collateral	(1,665,000)	—
Accumulated deficit	(197,189)	(197,189)
Deficit accumulated during the exploration stage	(7,351,469)	(3,760,308)

Total stockholders’ equity	6,812,039	6,003,448

Total liabilities and stockholders’ equity	$12,201,590	9,344,238

See accompanying notes.

Fellows Energy Ltd.

 (An Exploration Stage Company)

Statements of Operations

			Inception
	Years Ended		(Nov. 12, 2003) to
	December 31,		December 31,
	2005	2004	2005
Revenue	$—	$—	$—

Operating expenses
Exploration	1,141,202	2,253,295	3,394,497
Relinquishment of property option	1,143,882	---	1,143,882
General and administrative	3.077,108	1,371,280	4,448,388

Operating loss	(5,362,192)	(3,624,575)	(8,986,767)

Other income (expense)
Interest expense, net	(177,945)	(135,733)	(313,678)
Gain on sale of unproved property	1,550,797	—	1,550,797
Gain on extinguishment of debt	383,531	—	383,531
Miscellaneous	14,132	—	14,132
Total other income (expense)	1,770,515	(135,733)	1,634,782

Loss before income tax	(3,591,677)	(3,760,308)	(7,351,985)

Income tax expense	—	—	—
Deferred tax benefit	—	—	—

Net loss	$(3,591,677)	$(3,760,308)	$(7,351,985)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	516	—	516

Comprehensive loss	$(3,591,161)	$(3,760,308)	$(7,351,469)

Basic loss per share	$(0.08)	$(.09)	$(0.16)
Basic weighted average shares outstanding	47,599,638	42,065,000	44,832,319
Diluted loss per share	$(0.05)	$(.09)	$(0.13)
Diluted weighted average shares outstanding	71,903,993	42,065,000	56,984,496

See accompanying notes.

Fellows Energy Ltd.

 (An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity

November 12, 2003 (inception) through December 31, 2005

						Deficit
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Obligation/	Accumulated	Exploration
	Shares	Amount	Capital	Pledged	Deficit	Stage	Total

Balance, November 12, 2003	87,853,150	$87,853	$—	$—	$(197,189)	—	$(109,336)

Retire shares held by former Management	(52,610,000)	(52,610)	25,610	—	—	—	(27,000)
Issue shares in exchange for oil and gas interests	3,500,000	3,500	6,401,500	—	—	—	6,405,000
Private placement	2,750,000	2,750	2,672,342	—	—	—	2,675,092
Issue shares as fee for January 5, 2004 transactions	250,000	250	457,250	—	—	—	457,500
Obligation to issue 200,000 shares with acquisition of oil and gas interests				194,000	—	—	194,000
Obligation to issue 200,000 shares to financial advisers	—	—	—	168,500	—	—	168,500
Comprehensive loss	—	—	—	—	—	(3,760,308)	(3,760,308)

Balance, December 31, 2004	41,743,150	$41,743	$9,556,702	$362,500	$(197,189)	(3,760,308)	$6,003,448

Issue 200,000 shares for drilling purchase agreement	200,000	200	193,800	(194,000)	—	—	—
Issue 550,000 shares to business advisors	550,000	550	432,450	(168,500)	—	—	264,500
Issue 1,00,000 shares for oil and gas interests	1,000,000	1,000	599,000	—	—	—	600,000
Issue 2,449,265 shares for conversion of note	2,449,265	2,449	392,262	—	—	—	394,711
Issue 1,936,391 shares under private placement	1,936,391	1,936	1,061,714	—	—	—	1,063,650
Warrant valuation under convertible debentures	—	—	1,099,673	—	—	—	1,099,673
Issue 200,000 shares to financial advisors	200,000	200	117,800	—	—	—	118,000
Issue 1,000,000 shares converted under convertible debentures	1,000,000	1,000	599,000	—	—	—	600,000
Issue 50,000 shares as fee under convertible debenture	50,000	50	29,950	—	—	—	30,000
Issue 2,652,632 shares held as collateral in escrow	2,652,632	2,653	1,662,348	(1,665,000)	—	—	—
Issue 763,891 shares as redemption under convertible debenture	763,891	764	228,453	—	—	—	229,218
Comprehensive loss	—	—	—	—	—	(3,591,161)	(3,591,161)

Balance, December 31, 2005	52,545,329	52,545	15,973,152	(1,665,000)	(197,189)	(7,351,469)	6,812,039

See accompanying notes.

Fellows Energy Ltd.

 (An Exploration Stage Company)

Statements of Cash Flows

	Years Ended December 31,		Inception (Nov 12, 2003) to December 31,
	2005	2004	2005

Cash flow from operating activities:
Net income (loss)	$(3,591,677)	$(3,760,308)	$(7,351,985)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	7,989	—	7,989
Gain on sale of unproved property	(1,550,797)	—	(1,550,797)
Gain from extinguishment of debt	(383,531)	—	(383,531)
Relinquishment of property option	1,143,882	—	1,143,882
Debt issue costs and discount amortization	819,622	—	819,622
Depreciation	13,391	5,027	18,418
Expenses paid with stock issuance	294,500	457,500	752,000
Expenses paid with stock issuance obligation	—	168,500	168,500
Interest paid with stock issuance	44,711	—	44,711
Changes in operating assets and liabilities:
Receivables	(100,058)	—	(100,058)
Prepaid expense	(15,000)	—	(15,000)
Deferred debt issue costs	(533,769)	—	(533,769)
Accounts payable	(120,708)	383,630	262,922
Net cash provided by (used in) operating activities	$(3,971,445)	$(2,745,651)	$(6,717,096)

Cash flow from investing activities:
Purchase of marketable securities	(413,545)	—	(413,545)
Deposits on unproved oil and gas property	(716,000)	—	(716,000)
Proceeds on sale of oil and gas property	2,038,206	—	2,038,206
Unproved oil and gas property additions	(2,163,456)	(2,444,648)	(2,163,456)
Restricted Cash	(100,000)	(135,000)	(235,000)
Purchase of equipment	(284,664)	(21,590)	(306,254)
Net cash provided by (used in) investing activities	$(1,639,459)	$(2,601,238)	$(4,240,697)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	6,024,633	1,000,000	7,024,633
Proceeds from issuance of common stock	945,650	2,675,092	3,620,742
Retirement of former management’s stock	—	(27,000)	(27,000)
Proceeds from notes payable	171,000	2,241,000	2,412,000
Payments on notes payable	(1,331,848)	(684,621)	(2,016,469)
Net cash provided by financing activities:	5,809,435	5,204,471	11,013,906

Net increase in cash and equivalents	198,531	(142,418)	56,113
Cash and equivalents at beginning of period	149,027	291,445	291,445

Cash and equivalents at end of period	$347,558	$149,027	$347,558

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—	$—
Interest paid	$81,750	$25,681	$107,431
Non cash:
Conversion of $350,000 convertible note into common stock	$394,711	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock (as restated)	$600,000	$6,405,000	$7,005,000
Contribution of oil & gas interest in exchange for stock issuance obligation	$—	194,000	$194,000
Fees paid with stock	$309,211	457,500	$766,711

See accompanying notes.

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Note 1 - Nature Of Operations And Significant Accounting Policies

Nature of Operations - Fellows Energy Ltd. is engaged in the exploration, extraction, processing and reclamation of coalbed methane, natural gas, and oil projects within the Western United States. We incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are in Boulder, Colorado.

Cash Equivalents - We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, we had approximately $348,000 and $149,000 in cash equivalents respectively.

Fair Value of Financial Instruments - The carrying amount of our financial instruments, which includes cash and accounts payable, approximate their fair value due to the short period to maturity of these instruments.

Restricted Cash - Restricted cash is cash balances held in the form of bank certificates of deposit. At December 31, 2005 and 2004, $235,000 and $135,000 respectively, of restricted cash was on deposit with custodians to secure reclamation of oil and gas property.

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

Net Loss per Common Share - We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period.

Comprehensive Loss - We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended December 31, 2005 and 2004, our comprehensive loss was comprised of our net loss and an unrealized holding gain on our marketable securities as reported in our statements of operations.

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

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Concentration of Credit Risk - Financial instruments that potentially subject us to concentration of credit risk consist of cash. At December 31, 2005, we had $247,558 in cash in excess of federally insured limits.

Oil and Gas Activity - We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2005.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we write down the cost of the property to fair value, which we determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2005, we were making sufficient progress on assessing our acquired properties and considered those net relinquished as still economically and operationally viable, in accordance with FAS 19. In determining impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others.

Sales of Producing and Nonproducing Property - We account for the sale of a partial interest in a proved property as normal retirement. We recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

Fellows Energy Ltd.

(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

We account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We recognize a gain or loss for all other sales of non-producing properties and include the gain or loss in the results of operations.

Stock Options - On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest 6 months from the date of grant.

Stock Options - On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest 6 months from the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which requires the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because subsequent to July 1, 2005, the Company did not enter into any share-based transactions.

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

Note 2 - Going concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of December 31, 2005, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. However, in the first quarter of 2006 we closed the acquisition of an interest in the Carbon County project, a producing gas field, and commenced production in the first well of the Creston project.  Our ability to continue to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. There is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Although management believes production from these two projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects and there is no assurance that we will be able to obtain additional financing from investors or private lenders.

Note 3 - Note Receivable

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas. In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital. This was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. As a result, we are entitled to $160,000 of the net revenues from the 1-16A1E well beginning January 1, 2006. Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.

Note 4 - Sale of Unproved Property

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

Note 5 - Convertible Note Payable

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

Note 6 - Convertible Debentures

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

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

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

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

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

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Note 7 - Note Payable

In November 2004 we entered into a joint venture agreement with an unrelated company in which the company received a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, the company loaned us $1,500,000, 50% of which was due on January 31, 2005 and we have repaid with interest and 50% of which was payable on April 30, 2005, with interest at 18%. This note was secured by our assets. In February 2005 we paid $750,000 principal of the 18% $1,500,000 note payable to JMG, plus accrued interest of $82,000. In May 2005, we assigned our remaining 50% interest in the Gordon Creek and Weston County properties to JMG as full payment of the unpaid principal and accrued interest on the note. As part of the settlement agreement, JMG's commitment to spend $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005 was terminated and JMG granted us the option to re-acquire our 50% ownership by June 30, 2005 for the amount of $391,000. We exercised this option in June 2005. Under this transaction, the Company removed itself from the liability of the note payable, and re-acquired the 50% ownership in the Gordon Creek and Weston County properties for $391,000. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

Note 8 - Common Stock

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

In January 2004 we acquired interest in certain oil and gas leases of the Johns Valley, Utah projects and the rights to acquire interest in the Weston County, Carter Creek, Deer Creek and the Gordon Creek Projects, as well as to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado, owned by Diamond Oil and Gas Corporation, in exchange for 3,500,000 shares of common stock. Initially, the transaction was deemed to have value of $1,050,000 based on the $0.30 stock price at the time the agreement was negotiated. Since determining that there were conditions precedent to close this transaction, we have restated the valuation of these assets and interests to properly account for them under the guidance of EITF 98-16.  The transaction is deemed to have value of $6,405,000 under this guidance, at the stock price of $1.83. For related discussion see Note 14.

In we entered into an agreement with a financial consultant in which we were obligated to issue the consultant 50,000 shares of common stock at $0.97 per share. In February 2005 we extended the agreement and were obligated to issue the consultant an additional 50,000 shares of common stock, which we issued in April 2005, and recorded the value at $0.86 per share or $43,000, as financial consultation expense..

In April 2005 we issued 2,999,265 shares of common stock for the following stock issuance obligations:

Fellows Energy Ltd.

(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

• 200,000 shares of common stock at $0.97 to Quaneco, LLC pursuant to a March 16, 2004 agreement;
• 50,000 shares of common stock at $0.97 to a business consultant pursuant to an August 1, 2004 agreement;
• 150,000 shares of common stock at $0.80 to a business consultant pursuant to a November 8, 2004 agreement;
• 100,000 shares of common stock at $0.93 to a business advisor pursuant to a January 10, 2005 agreement;
• 50,000 shares of common stock at $0.86 to a business consultant pursuant to a February 1, 2005 agreement;
• 2,449,265 shares of common stock at $0.14 on conversion of the 8% $350,000 convertible note issued September 9, 2003.

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

In June and October 2005, we issued 50,000, 150,000, and 200,000 shares of common stock in connection with agreements with financial consultants at $0.77, $0.60, and $0.59 respectively.

In October 2005, we issued 1,000,000 shares of common stock under voluntary redemption from the June 17, 2005 convertible debenture at $0.60, and 50,000 shares of common stock in related fees also at $0.60.

In November and December 2005 we issued 1,800,000 and 852,632 shares of common stock as collateral to be held in escrow at $0.70 and $0.47 respectively.

In December 2005, we issued 382,030 and 381,861 shares of common stock as a redemption payment under the June 17, 2005 convertible debenture at $0.60 and $0.30 respectively.

Note 9 - Related Party Transactions

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

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Over the period May through October 2004 we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In December 2004 we paid $684,621 of principal on the note plus $25,681 of interest. The December 31, 2004 balance on the note was $56,379. During 2005, we borrowed another $171,000 and paid down $216,000. On December 31, 2005 the remaining balance was $12,000.

Note 10 - Income Tax

At December 31, 2005, we have available for federal income tax purposes a net operating loss carryforward of approximately $5,300,000, expiring at various times through 2024 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $1,800,000 at December 31, 2005. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(1,800,000) has been provided for the deferred tax assets. The following table reports our carryforwards and the related deferred tax assets by year through December 31, 2005:

Year	NOL carryforward	Deferred tax asset

2001	$10,241	$3,481
2002	21,560	7,330
2003	122,915	41,791
2004	3,138,118	1,066,960
2005	1,957,800	665,700
Less: valuation allowance	—	(1,785,262)

Totals:	$5,280,657	$—

Note 11 - Commitments and contingencies

With our Exploration Services Funding Agreement with Thomasson, as amended, we paid Thomasson an $800,000 fee in 2005 for the first right to review and purchase up to a 100% interest in oil and natural gas exploration projects they develop as well as fees for any projects that we acquire from Thomasson. Under the agreement, in 2005 Thomasson was to present to us an average of eight projects per year with an area of interest of 10,000 to 80,000 acres per project with a reasonable potential of at least 200 billion cubic feet of natural gas reserves or 20 million barrels of oil reserves. After viewing a formal presentation regarding a project, we have a period of thirty days in which we have the option to acquire the project. We are not obligated to acquire any project. The agreement continues year to year until either party gives 90 days written notice of termination.

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Johns Valley Project, Utah. In early 2004 we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn 70% working interest in 25,201 acres of Utah oil and gas leases. In order to maintain the option in good standing, we had an obligation to spend certain amounts on exploration drilling on or before the dates specified to better characterize the coal and coalbed methane potential. Due to permitting delays and other operating parameters in the field, we are restructuring the timing and amounts of our work commitments as provided for under the option assignment agreement. We have no current payment commitments or obligations, but continue to hold the option in good standing.

Operating Lease - As of year-end, we had a one year operating lease through January 2006 for use of our office facilities with an option to renew at market rate. The rent was $1,681 per month. Aggregate minimum rental payments were $20,172 in 2005. Since the expiration of the lease, we have occupied office space provided by our CEO. Accordingly, as of year-end we had not determined occupancy cost to the Company, but expect to have such amount determined based on the square foot percentage assumed multiplied by the CEO’s total monthly cost. Until such time, the occupation is considered an additional capital contribution by the CEO.

We were sued in the Sixth Judicial District Court, Garfield County, Utah on November 10, 2004, by Midway Perforating and Drilling in a complaint alleging nonpayment of charges connected with drilling the Johns Valley 10-33C2 well in Garfield County, UT. The complaint seeks damages of $100,000 and costs of $10,000. We filed our Answer and Counterclaim on January 19, 2005. We believe we have a strong defense and counterclaim in that the plaintiff failed to follow our instructions to use appropriate equipment for controlling deviation of the wellbore, and that such failure caused significant deviation of the wellbore, causing the well to be unusable and a breach of contract. The well bore failed to penetrate the target zone within the permitted drilling spacing unit due to horizontal deviation improperly allowed to occur by the plaintiff contractor. The suit is in its early stages. Although we believe we have a strong defense and counterclaim, we cannot predict the final outcome of the suit.

Note 12 - Discontinued Operations

Fuel Centers, Inc.

In December 2003, the Company disposed of its subsidiary, Fuel Centers, Inc., which was engaged in the automotive fuel and supercenter operations. At December 31, 2003, the Company recorded a loss on discontinuance in the statement of operations of $123,475, making our total loss from 2001-2003 from discontinued operations $197,189

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

Note 13 - Subsequent Events

In March 2005 we agreed, subject to customary closing conditions, with Quaneco to acquire a 12.5% working interest in the Kirby and Castle Rock Coal Bed Methane projects for $3,850,000 in cash and one million dollars worth of shares of restricted common stock. We paid $500,000 toward the purchase, which vests in us a pro rata portion of the 12.5% interest, and we had until September 1, 2005 to pay additional amounts of the purchase price and vest in additional amounts. During the quarter ending September 30, 2005, we negotiated with Quaneco for an extension of the time to make payments, but as of year end did not finalized any extension. Under the terms of the agreement, we were to participate in a 48 well drilling program during 2005 on the Kirby project that was to extend out from an existing 16 well pilot program of previously drilled wells. We were to have ownership in the previously drilled wells, which were being dewatered and were expected to commence production later in the near future. However, due to the Company’s view of the prospects for revenues from the Kirby and Castle Rock prospects, as of the first quarter 2006, the Company determined to not proceed with its option to purchase the Kirby and Castle Rock projects. As such, our entire interest in these projects has been written off as relinquished at December 31, 2005.

In 2005, we entered into a purchase option to acquire a producing gas project, the Carbon County project, for $3 million, including three producing wells, five shut-in wells, and an associated gas gathering system, pipeline and compressor facility. We closed that acquisition in March of 2006 jointly with an industry partner, MBA Resource Corporation (“MBA”) in an arrangement in which MBA paid $1.5 million and provided financing for all but $241,000 of the balance of the net purchase price, net of deposits and production credits, in exchange for a 50% interest. We are now generating production from this project and have ongoing development drilling activities underway.

Also in 2005, we entered into a 45-well workover program, the Creston Project, in which we completed and placed the first well into production in the first quarter of 2006. We also have obtained $1.25 million in industry partner financing to carry the project forward. In connection with the transaction, we acquired the rights to up to a 75% working interest, reduced to 45% interest in 18 months, in the wells to be completed in the program as well as $1.25 million in project financing from an industry partner in exchange for 1,642,632 shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share. The repayment of the $1.25 million in financing is secured with 1.8 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.

Note 14 - Restatement

The accompanying financial statements as of December 31, 2004 have been restated. The restatement reflects and adjustment in the acquisition cost of certain oil and gas property in exchange for 3,500,000 shares of the Company’s common stock on January 5, 2004 based on the determination date of when this transaction closed and when the parties were committed to perform vs. when the transaction was originally consummated as detailed following.

Fellows Energy Ltd.
(An Exploration Stage Company)

Notes to Financial Statements
December 31, 2005 and 2004

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

Upon applying the criteria of EITF 98-16, the Company increased the valuation of its oil and gas property acquired by $5,355,000 to $6,405,000 from $1,050,000, as previously stated.. There was no effect on the Company’s statements of operations for the year ended December 31, 2004 or for the period from inception (November 12, 2003) through December 31, 2004.

Following is the effect of our restatement on our Balance Sheet for the year ended December 31, 2004:

	As Previously Reported	Adjustment	As Restated

Oil and gas property	$3,688,648	$5,355,000	$9,043,648

Additional paid in capital	$(4,201,702)	$(5,355,000)	$(9,556,702)

		$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 10, 2006, Fellows Energy, Ltd. (the “Company”) engaged the firm of Mendoza Berger & Company, LLP (“Mendoza Berger”) to serve as its independent registered public accountants for the fiscal year ending December 31, 2005. On March 9, 2006, the Company notified Hall and Company, CPAs (“Hall and Company”) that it was terminating Hall and Company’s services. The decision to change accountants was recommended and approved by the Company’s Board of Directors. The Company decided to switch its independent registered public accountanting firm because the audit engagement partner it had worked with at Hall and Company left to join Mendoza Berger. The Company believes this partner’s intimate knowledge of its operations from inception merits a transition to Mendoza Berger.

During the two fiscal years ended December 31, 2003 and 2004, and through March 9, 2006, (i) there were no disagreements between the Company and Hall and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Hall and Company would have caused Hall and Company to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for Hall and Company’s report on the Company's December 31, 2004 financial statements dated March 29, 2005, except for Note 12, as to which the date is February 13, 2006, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Hall and Company’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended December 31, 2004 and 2003 and through March 9, 2006, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2004 and 2003 and through March 9, 2006, the Company has not consulted with Mendoza Berger regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to Mendoza Berger nor oral advice was provided that Mendoza Berger concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
George S. Young	53	Chairman, Chief Executive Officer and President
Steven L. Prince	46	Vice President and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

George S. Young

On January 5, 2004, our board of directors appointed Mr. Young as our President, Chief Executive Officer and Chairman of the board of directors. Mr. Young is an experienced business executive in the mining and petroleum industries. He is an attorney and engineer by profession, and began his legal career in the law department of Exxon Company USA. Mr. Young also worked at Kennecott Copper Corporation as a metallurgical engineer involved in the construction and start-up of a new copper smelter. From 1998 to 2002, Mr. Young practiced natural resource law in Salt Lake City, Utah. Prior to that Mr. Young was the President of Oro Belle Resources Corporation in Golden, Colorado from 1996 to 1998. Previous positions also include General Counsel and Acting General Manager for the Intermountain Power Project, a $4.4 billion coal-fired power project; Domestic Minerals Division Counsel for Getty Oil Company; and General Counsel for Bond International Gold, Inc. Mr. Young currently serves as a director and president of Palladon Ventures Ltd., a British Columbia corporation which trades on the TSX Venture Exchange under the trading symbol PLL.V, and is an exploration company with properties in Southern Argentina. Mr. Young is the sole owner, officer and director of Diamond Oil & Gas Corporation, a privately held Nevada corporation. He holds a B.Sc. in Metallurgical Engineering, which he earned in 1975 from the University of Utah and a J.D. degree, which he earned in 1979 from the University of Utah. Mr. Young is a member of the Society of Mining Engineers, and the state bars of Utah, Colorado and Texas.

Steven L. Prince

As of January 5, 2004, our board of directors appointed Mr. Prince as our Vice President and a member of our board of directors. Mr. Prince is a petroleum engineer with over 13 years of operating experience in conventional oil and gas drilling and in coal bed natural gas drilling and field development. From 2003 to the present, Mr. Price has been a Senior Petroleum Engineer for the Navajo Indian Nation. From 2001 to 2003, Mr. Price was an Operations Manager with Coal Bed Methane Production Consultants. From 1997 to 2002, he served as Executive Director of the Castle Valley Gas Producers Council, a gas industry trade association. Previous positions also include Drilling Engineer with Shell Western Exploration & Production; Operations Manager and Engineering Manager with River Gas Corporation. Mr. Prince is a member of the Society of Petroleum Engineers and the Rocky Mountain Association of Geologists. Mr. Prince received his B.S. in Petroleum Engineering from Montana College of Mining, Science and Technology in 1987.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2005, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed our code of ethics as an exhibit to a previous SEC filing. We incorporate it by reference as an exhibit to this Form 10-KSB.

Audit Committee Financial Expert

We do not yet have an audit committee financial expert serving on our audit committee because we have been focusing our efforts on our new operational direction in the oil and gas business.

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
				Other Annual	Restricted	Options	LTIP	All Other
Name & Principal		Salary	Bonus	Compensation	Stock	SARs	Payouts	Compensation
Position	Year	($)	($)	($)	Awards ($)	(#)	($)
George S. Young (1)	2005	120,000	2,000	0	-	1200,000	-	-
President and Chief	2004	76,000	0	0	-	200,000	-	-
Executive Officer	2003	0	0	0	-	-	-	-
Jack Muellerleile (2)	2005	0	0	0	-	-	-	-
President	2004	0	0	0	-	-	-	-
	2003	0	0	0	-	-	-	-

(1) Mr. Young was appointed President and Chief Executive Officer on January 4, 2004.
(2) Mr. Muellerleile was our President until January 4, 2004.

Stock Option Plan

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to retain qualified and competent officers, employees and directors. As noted in the table below, the incentive stock option plan for our executive officers authorizes up to 2,000,000 shares of our common stock, to be purchased pursuant to the exercise of options. The effective date of the stock option plan was October 9, 2003, and the stock option plan was approved by our shareholders on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our Vice President and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest 6 months from the date of grant.
.
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

Option/Stock Appreciation Right Grants in 2005
Individual Grants

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In 2005	Exercise Price Per Share	Expiration Date
(a)	(b)	(c)	(d)	(e)
George S. Young	100,000(1)	16%	$0.80	October 3, 2015

(1) The options vested on April 3, 2006

Aggregate Option/SAR Exercises in 2005 and December 31, 2005 Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12-31-05 Exercisable/Unexercisable	Value of Unexercised In-the Money Options At 12-31-05 Exercisable/Unexercisable
(a)	(b)	(c)	(d)	(e)
George S. Young	None	None	200,000/100,000	-

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,100,000	$0.80	900,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,100,000	$0.80	900,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2006

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.

NAME AND ADRESS		NUMBER OF			PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)			CLASS (2)

George S. Young	Common Stock	3,800,000	(3)		6.77%
370 Interlocken Blvd., Suite 400
Broomfield, CO 80021

Steven L. Prince	Common Stock	300,000	(4)		*
370 Interlocken Blvd., Suite 400
Broomfield, CO 80021

All Officers and Directors	Common Stock	4,100,000	(3)	(4)	7.27%
As a Group (2 persons)

Diamond Oil & Gas Corp. (6)	Common Stock	3,500,000			6.27%
370 Interlocken Blvd., Suite 400
Broomfield, CO 80021

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 55,810,777 shares of common stock outstanding as of April 14, 2006.

(3) Includes 300,000 shares issuable pursuant to options and 3,500,000 shares owned by Diamond Oil & Gas Corporation, of which Mr. Young is the sole owner and is therefore deemed to be the beneficial owner.

(4) Includes 300,000 shares issuable pursuant to options.

(5) Mr. Young, our Chairman, Chief Executive Officer, President and a Director, is the sole owner of Diamond Oil & Gas Corporation and therefore has voting and investment control over the shares owned.

Remuneration of Directors

None.

Employment Agreement s

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Prior to Mr. Young’s becoming our CEO, Diamond Oil & Gas Corporation, a Nevada corporation, of which Mr. Young is the sole officer, director and shareholder, entered into an agreement dated December 8, 2003 with us to sell us interests in certain oil and gas leases and other assets in exchange for 3,500,000 shares of our common stock. The transaction was valued at $1.05 million. See Item 1, Description of Business, Business in our December 31, 2004, Form 10-KSB filed March 31, 2005. The transaction closed on January 5, 2004.

Over the period May through October 2004, we borrowed $741,000 on an unsecured 8% demand note payable to an entity controlled by our CEO, Mr. Young. In December 2004, we paid $684,621 of principal on the note plus $25,681 of interest. On December 31, 2004, the balance on the note was $56,379.

ITEM 13. EXHIBITS.

Exhibit No.	Description

3.1
Articles of Incorporation, filed as an exhivit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (tjhe "Commission") on Aufust 10, 2001, and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

3.3	Bylaws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2001, and incorporated herein by reference.

4.1
Form of Convertible Debenture issued by Fellows Energy, Ltd., dated June 4, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 17, 2004, and incorporated herein by reference.

4.2
Form of Warrant to Purchase Common Stock of Fellows Energy, Ltd., dated June 4, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 17, 2004, and incorporated herein by reference.

4.3
Form of Security Agreement of Fellows Energy, Ltd., dated June 4, 2004, filed as an exhibit to the current report on Form 8-K filed with the Commission on June 17, 2004, and incorporated herein by reference.

4.4
Form of Warrant to Purchase Common Stock of Fellows Energy Ltd. dated May 18, 2005, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, and incorporated herein by reference.

4.5	Form of Registration Rights Agreement dated May 18, 2005, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, and incorporated herein by reference.

4.6	Form of Subscription Agreement dated May 18, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2005, and incorporated herein by reference.

4.7
Form of Securities Purchase Agreement of Fellows Energy Ltd. dated June 17, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2005, and incorporated herein by reference.

4.8
Form of Debenture issued by the Company, dated June 17, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2005, and incorporated herein by reference.

4.9
Form of Warrant to purchase Common Stock of the Company, dated June 17, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2005, and incorporated herein by reference.

4.10
Form of Registration Rights Agreement of Fellows Energy Ltd. dated June 17, 2005, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on August 10, 2005, and incorporated herein by reference.

4.11
Form of Securities Purchase Agreement of Fellows Energy Ltd. dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.12
Form of Debenture issued by the Company, dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.13
Form of Warrant to purchase Common Stock of the Company, dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.14
Form of Registration Rights Agreement of Fellows Energy Ltd. dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

10.1
Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation, filed as an exhibit to the proxy statement on Schedule 14A filed with the Commission on October 22, 2003, and incorporated herein by reference.

10.2	Stock Option Plan, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on May 23, 2005, and incorporated herein by reference.

10.3
Exploration Services Funding Agreement, dated January 26, 2004, between Fellows Energy Ltd. and Thomasson Partner Associates, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 6, 2005, and incorporated herein by reference.

10.4
Agreement to Extend and Amend Exploration Funding Service Agreement, dated February 24, 2005, between Fellows Energy Ltd. and Thomasson Partner Associates, Inc. filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

10.5
Purchase and Option Agreement, dated March 16, 2004, between Fellows Energy Ltd. and Quaneco, L.L.C., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 14, 2005, and incorporated herein by reference.

10.6
Amendment to Purchase and Option Agreement, dated September 14, 2004, between Fellows Energy Ltd. and Quaneco, L.L.C., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 6, 2005, and incorporated herein by reference.

10.7
Agreement for Purchase of Interests in the Castle Rock and Kirby CBNG Projects of March 4, 2005 with Quaneco, L.L.C., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 6, 2005, and incorporated herein by reference.

10.8
Promissory Note of November 8, 2004 with JMG Exploration, Inc., filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on November 15, 2004, and incorporated herein by reference.

10.9
General Security Agreement of November 8, 2004 with JMG Exploration, Inc., filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on November 15, 2004, and incorporated herein by reference.

10.10
Exploration and Development and Conveyance Agreement of November 8, 2004 with JMG Exploration, Inc., filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on November 15, 2004, and incorporated herein by reference.

10.11
Consultant Agreement, dated February 1, 2005, between Fellows Energy, Ltd. and CEOCast, Inc., filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

10.12
Consultant Agreement, dated August 1, 2004, between Fellows Energy, Ltd. and CEOCast, Inc., filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

10.13
Letter Agreement, dated December 1, 2004, between Fellows Energy, Ltd. and Axiom Capital Management, Inc., filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

10.14
Carter Creek Project Purchase Agreement, dated January 9, 2004, between Thomasson Partner Associates, Inc. and Fellows Energy Ltd., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 6, 2005, and incorporated herein by reference.

10.15
Letter Agreement regarding Bacaroo Project, dated April 14, 2004, between Thomasson Partner Associates, Inc. and Fellows Energy Ltd., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 6, 2005, and incorporated herein by reference.

10.16
Note between Deseado, LLC and Fellows Energy Ltd., dated September 24, 2004, filed as an exhibit to the amended annual report on Form 10-KSB/A filed with the Commission on May 2, 2005, and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

As of December 31, 2005, Hall & Company, registered independent public accountants (“Hall & Company”) was our principal independent accountant and has examined our financial statements for each of the last two years. The aggregate fees billed for each of the last two fiscal years total $105,823 for professional services rendered by the principal independent accountant for the audit of our annual financial statements, review of financial statements included in our 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. As of March 10, 2006, we engaged the firm of Mendoza Berger & Company, LLP (“Mendoza Berger”) to serve as our independent registered public accountants for the fiscal year ending December 31, 2005.

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

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2004 and 2005. The engagement of Mendoza Berger and Company was approved by our board of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: April 17, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board	April 17, 2006

/s/ STEVEN L. PRINCE Steven L. Prince	Director	April 17, 2006