Form 10QSB
period 2006-03-31
FELLOWS ENERGY LTD
filed 2006-05-22
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2006 there were 57,935,969 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2006

Part I: Financial Information
Item 1.	Financial Statements
Fellows Energy Ltd.
Balance Sheet
(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Cash and Cash Equivalents	$73,513	$347,558
Marketable securities, available-for-sale	320,145	405,556
Accounts Receivable	121,829	—
Interest Receivable	179	179
Prepaid Expenses	2,794	—
Note Receivable	179,879	99,879
Total current assets	698,339	853,172

Unproved oil & gas property	10,020,813	9,575,813
Equipment, net of $25,695 and $18,418 accumulated depreciation respectively	1,429,166	287,836
Deposits	162,000	716,000
Restricted cash	260,000	235,000
Deferred debt issue costs	457,516	533,769

Total assets	$13,027,834	$12,201,590

Liabilities And Stockholders’ Equity
Accounts payable	$371,411	$313,703
Convertible debenture interest payable	145,700	—
Joint venture partner interest payable	60,915	—

Total current liabilities	578,026	313,703

Convertible debenture	4,498,233	5,063,848
Notes payable	951,119	12,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,878,806 shares issued and outstanding	55,058	52,545
Additional paid-in capital	16,710,869	15,973,152
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(8,114,595)	(7,555,331)
Accumulated other comprehensive income	14,124	6,673

Total stockholders’ equity	7,000,456	6,812,039

Total liabilities and stockholders’ equity	$13,027,834	12,201,590

See accompanying notes to financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$60,915	$—

Operating expense
Exploration and production	216,072	216,430
General and administrative	692,135	426,065

Operating (loss)	(847,292)	(642,495)

Other income (expense)
Interest expense	(16,999)	(81,356)
Gain on Sale of Property	—	1,437,281
Project revenue applied as credit to purchase	198,361	—
Note receivable default penalty	80,000	—
Insurance rebates and project purchase credit	19,993	—

Income (loss) before income tax	(565,937)	713,430

Income tax expense	—	271,103
Deferred tax benefit	—	(271,103)

Net Income (loss)	$(565,937)	$713,430

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	14,124	—
Comprehensive Income (loss)	$(551,813)	$713,430

Basic earnings (loss) per share	$(0.01)	$0.02
Basic weighted average shares outstanding	54,471,773	41,493,150
Diluted earnings (loss) per share	(0.01)	0.02
Diluted weighted average shares outstanding	86,987,067	44,807,417

See accompanying notes to financial statements

 Fellows Energy Ltd.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$(565,937)	$713,430
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	20,496	—
Gain on sale of unproved oil and gas property	—	(1,437,281)
Debt issue costs and discount amortization	435,116	—
Depreciation	7,277	1,799
Expenses paid with stock issuance	—	136,000
Interest paid with stock issuance	—	44,712
Changes in operating assets and liabilities:
Receivables	(201,829)	—
Prepaid expense	(2,794)	—
Deferred debt issue costs	76,252	—
Accounts payable	54,335
Convertible debenture interest payable	145,700
Joint venture partner interest payable	60,915	67,059
Net cash provided by (used in) operating activities	29,531	(474,281)

Cash flow from investing activities:
Proceeds from sale of marketable securities	85,411	—
Deposits	554,000	—
Proceeds on sale of oil and gas property	—	1,924,690
Property sale receivable	—	(787,519)
Unproved oil and gas property additions	(445,000)	(20,551)
Restricted Cash	(25,000)	—
Purchase of equipment	(1,148,607)	—
Net cash provided by (used in) investing activities	(979,196)	1,116,620

Cash flow from financing activities:
Payments on convertible debenture	(260,499)	—
Proceeds from note payable	—	80,000
Issuance of common stock	—	—
Borrowings on note payable	1,070,119	—
Payments on notes payable	(134,000)	(851,500)
Net cash provided by financing activities:	675,620	(771,500)

Decrease in cash and equivalents	(274,045)	(129,160)
Cash and equivalents at beginning of period	347,558	149,027

Cash and equivalents at end of period	$73,513	$19,867

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$81,750
Non cash:
Convertible debenture paid with stock issuance	$740,231	$—
Interest paid with stock issuance obligation	$—	$44,712
Stock issuance obligation of 2,449,265 shares	$—	$394,711

 See accompanying notes to financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2006

Note 1 -Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as the 10-QSB for the quarter ended March, 31, 2006. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the three months ended March 31, 2006 and 2005 would have been the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2006: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the first quarter of 2006 is as follows (in thousands, except per share amounts).

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

Net Income (loss) as reported		$(565,937)	$713,430
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards		(13,955)	(25,550)

Pro forma net income (loss)		$(579,892)	$687,880

Basic and diluted earnings per share—as reported	$	-nil-	$0.02

Pro forma basic and diluted gain per share	$	-nil-	$0.02

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

Reclassifications

We have made certain reclassifications to the 2005 financial statements to conform with the 2006 financial statement presentation.

Note 2 - Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of March 31, 2006, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. However, in the first quarter of 2006 we closed the acquisition of an interest in the Carbon County project, a producing gas field, and commenced production in the first well of the Creston project.  Our ability to continue to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. There is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained. Although management believes production from these two projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects and there is no assurance that we will be able to obtain additional financing from investors or private lenders.

Note 3—Sale of Oil and Gas Property

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4 -Deposits

In March of 2006, we acquired the interests in one producing property and maintained our interest in three other exploration oil and gas properties. The project we acquired is known as the Carbon County project. We continue to retain deposits of $66,000, $65,000 and $31,000 on other projects for which we are negotiating. All the funds are fully refundable.

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

Note 6 - Note Receivable

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas, known as the Creston project. In connection with this, we advanced Mountain Oil and Gas approximately $80,000 and $19,900 for the purpose of well bonding and working capital. Of this, $80,000 was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. As a result of this default, we are now entitled to $160,000 ($80,000 + an additional $80,000) of the net revenues from the 1-16A1E well beginning January 1, 2006. Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding. At March 31, 2006, the company considers all amounts outstanding under this agreement as fully collectible.

Note 7—Note Payable

Over the period October 2005 through March 2006 we borrowed a total of $204,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In February 2006, we paid $3,000 of principal on the note.

In March 2006, we borrowed $750,000 on a secured 12% note payable. The note is for a period of 36 months, with only interest payments due during the first six months.

Note 8—Related Party Transactions

At March 31, 2006 we owed $201,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

In October 2005, we entered into a joint venture project funding agreement for the Creston project, secured by our President and CEO as well as Diamond Oil and Gas Corporation, an entity controlled by our President and CEO. While $550,000 of the funding had been provided during the quarter, the agreement was not finalized until April 2006.

Note 9—Common Stock

In the first quarter of 2006, we issued 2,513,630 shares of common stock for the debt service of our convertible debentures. Related redemption share payments amounted to 617,433 shares, 1,341,500 shares, and 554,697 shares at an average price of $0.37, $0.27, and $0.27 per share respectively. We issued no other stock during the quarter.

Note 10 —Convertible Debentures

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

Note 11—Unproved Oil and Gas Property

On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah (the “Carbon County Project”) producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. On March 13, 2006 we closed the purchase of and interest in the Carbon County project, and have commenced operations on the project.

On October 25, 2005, the Company announced that it had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and is completing arrangements with private investors, whereby the Company is to supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. The Company has since commenced a rework program to re-complete previously-completed zones and extend behind pipe reserves in the wells, located primarily in the prolific Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production while Fellows and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. Work has commenced on two of the first four, and we plan on maintaining continuous operations until all wells have been brought to full potential.

Under the participation agreement, Fellows is to rework wells as necessary to revitalize production across the 9,000 acres that pertain to the wells. Due to the over-pressured, fractured nature of reservoir in the field, as well as the large vertical extent of potential pay zones, many of the wells have formation damage resulting from high drilling mud weights and cementing operations. These conditions have left many zones unable to produce to their potential. Fellows will employ a variety of conventional and innovative proprietary techniques to reduce the effects of formation damage and increase oil and gas recovery.

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

On August 12, 2005 we entered into a Purchase and Option Agreement with Western States Molybdenum Company (“Western States”) for the purchase of all of its interests in oil and gas properties in Southern Utah. In the event we make the purchase, the negotiated price in $100,000, net of deposits previously made. As of the first quarter of 2006, we had received a refund for our deposits on this option,

The above four agreements described above are the result of negotiations that took place during the quarter and were the subject of the $300,000, $66,000, $65,000 and $44,500 refundable deposits, respectively, described in Note 4 - Deposits.

Note 12—Subsequent Events

In April 2006, we finalized a joint venture project funding agreement for the Creston project secured by our President and CEO as well as Diamond Oil and Gas Corporation, an entity controlled by our President and CEO. While $550,000 of the funding had been provided during the quarter, the agreement was not finalized until April 2006.

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

Operations Plans

During the next twelve months, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farm-out or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production, and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to continue joint venture or equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures.. We may sell interests in our properties. We cannot assure that continued funding will be available.

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

Bacaroo, Colorado

In 2004 we optioned the Bacaroo project in Colorado through our affiliation with Thomasson Partner Associates. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring acreage in the prospect prior to commencing drilling operations.

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

Creston Project, Uintah Basin, Utah

On October 25, 2005, we announced that we had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and are completing arrangements with private investors, whereby we are to supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. We have since commenced a rework program to re-complete previously-completed zones and extend behind pipe reserves in the wells, located primarily in the Altamont-Bluebell Field. Creston will retain the current or historical production while we and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. Work has commenced on two of the first four, and we plan on maintaining continuous operations until all wells have been brought to full potential.

Under the participation agreement, we are to begin reworking wells as necessary to revitalize production across the 9,000 acres that pertain to the wells. Due to the over-pressured, fractured nature of reservoir in the field, as well as the large vertical extent of potential pay zones, many of the wells have formation damage resulting from high drilling mud weights and cementing operations. These conditions have left many zones unable to produce to their potential. We will employ a variety of conventional and innovative proprietary techniques to reduce the effects of formation damage and attempt to increase oil and gas recovery.

During the first quarter of 2006, we completed the workover on the first well which commenced production at a daily rate of 100 BOE. We are now evaluating the next wells to be re-completed. In addition, we received joint venture financing arrangements with private investors to provide for $1.25 million in funds to conduct the reworking program.

Carbon County Project, Utah

On September 12, 2005, we entered into an option agreement to purchase a gas field in Carbon County, Utah which was producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional five wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The acquisition included an associated gas gathering system and a 6 mile pipeline and compression facility servicing the project and adjacent production. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the very successful Drunkards Wash field originally developed by River Gas Corp.

The purchase option called for an acquisition price of $3 million, and we closed the purchase of the acquisition on March 13, 2006 with an industry partner, MBA Resource Corp. of Canada. (“MBA”). MBA paid $1.5 million and arranged third party financing of $750,000 toward the $3 million purchase price in exchange for a 50% interest in the project. We previously paid a deposit toward the purchase price and received production credits since October 1, 2005. We thus acquired a 50% interest in the project with only an additional payment of $241,000. Fellows and MBA will form a joint operating company to carry out gas production and drilling operations as well as gas gathering activities for both project gas and adjacent third party production.

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

We are continuing with the 45-well reworking program in the Creston Project. We expect to engage in continuous operations until all 45 wells are successfully recompleted. In addition, we have mobilized a workover rig to commence reworking on one producing well and one shut-in well on the Carbon County Project. We similarly expect to engage in continuous operations at Carbon County until all wells are suitably reworked and all prospective new wellsites are drilled. We also hope to drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2006. With our partner, JMG, we also hope to drill on the Weston County and Gordon Creek projects in 2006. We are seeking additional capital which we need in order to perform these projects. We currently do not have any contracts, commitments or arrangements for additional financing and there is no guarantee that we will be able to obtain such additional financing on terms that are favorable to us, or at all.

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

Results of Operations

Revenue. For the quarter ended March 31, 2006, we earned $61,000 from our newly acquired Carbon County project, in addition to $198,000 applied as a credit to the purchase price of the project, compared to $0 revenue for the quarter ended March 31, 2005.

Operating expense. For the quarter ended March 31, 2006, our operating expense was $847,000, compared to $642,000 for the quarter ended March 31, 2005. The expense for both quarters came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, occupancy and investor relations expense. The expense increased largely because of convertible debenture expense and production related costs.

Interest expense. We incurred interest expense of $17,000 for the quarter ended March 31, 2006 compared to $81,000 for the quarter ended March 31, 2005. Interest decreased because of a decrease in our non-convertible debenture related debt between the two quarters.

Liquidity and Capital Resources

For the quarter ended March 31, 2005, we had income of $713,000, due to the sale of the Circus project. For the quarter ended March 31, 2006, we incurred a net loss of $552,000. At March 31, 2006, we had $394,000 of cash and cash equivalents and marketable securities, total current assets of $698,000, and current liabilities of $578,000 for working capital of $120,000.

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

The Carbon County and Creston projects were acquired in late 2005, and were not brought into production until the first quarter of 2006. They have not yet been in production for a sufficient time, and have not yet been sufficiently reworked by additional field operations to determine their productive capacities. At this point, we have not generated sufficient oil and gas sales to sustain our operations. To fully carry out our business plans we need to increase production revenues, raise a substantial amount of additional capital, sell project assets, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to increase production or raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to obtain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

Cash flow. In the quarter ended March 31, 2006, we obtained  $30,000 in our operating activity. We used $979,000 in investing activity for property and option acquisitions, and obtained $676,000 in financing activity from capital obtained through financings. We decreased our December 31, 2005 cash balance of $348,000 to $74,000 at March 31, 2006.

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expense, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates and judgments form the basis for determining the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These carrying values are some of the most significant accounting estimates inherent in the preparation of our financial statements. These accounting policies are described in relevant sections in this discussion and in the notes to the financial statements included in our December 31, 2005 Form 10-KSB Annual Report.

Item 3. Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures: As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our annual report on Form 10-KSB, filed with the Commission on April 17, 2006, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

FELLOWS ENERGY LTD.

Date: May 22, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)