Form 10QSB
period 2006-06-30
FELLOWS ENERGY LTD
filed 2006-08-21
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549
_____________________

Form 10-QSB
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number: 000-33321

_____________________
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
_____________________

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2006 there were 63,828,173 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets:
June 30, 2006 (Unaudited)	3

Statements of Operations:
Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

Statements of Cash Flows:
Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

Notes to Unaudited Financial Statements:
June 30, 2006	6-11

Item 2. Management Discussion and Analysis	14

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Part I: Financial Information
Item 1.	Financial Statements

Fellows Energy Ltd.
Balance Sheet
(Unaudited)
	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$440,334	$347,558
Marketable securities, available-for-sale	—	405,556
Accounts receivable	238,095	—
Interest receivable	2,568	179
Prepaid expenses	213	—
Note receivable	179,879	99,879
Total current assets	861,089	853,172

Unproved oil & gas property	10,261,813	9,575,813
Equipment, net of $45,959 and $18,418 accumulated depreciation respectively	1,467,780	287,836
Deposits	162,000	716,000
Restricted cash	260,000	235,000
Deferred debt issue costs	381,263	533,769

Total assets	$13,393,945	$12,201,590

Liabilities And Stockholders’ Equity
Accounts payable and accrued expenses	$355,049	$313,703
Convertible debenture interest payable	165,700	—
Joint venture partner interest payable	123,584	—

Total current liabilities	644,333	313,703

Long term payables	41,780	—
Convertible debenture	3,977,155	5,063,848
Notes payable	1,340,286	12,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 61,492,903 shares issued and outstanding	61,493	52,545
Additional paid-in capital	18,338,395	15,973,152
Stock issuance obligation	159,493	—
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(9,508,473)	(7,555,331)
Accumulated other comprehensive income	4,483	6,673

Total stockholders’ equity	7,390,391	6,812,039

Total liabilities and stockholders’ equity	$13,393,945	12,201,590

See accompanying notes to financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005

Revenue	$282,926		$—	$343,841	$—

Operating expense
Exploration and production	348,124		31,277	564,196	243,768
General and administrative	1,302,310		551,084	1,994,445	984,320

Operating (loss)	(1,367,508)		(582,361)	(2,214,800)	(1,228,088)

Other income (expense)	365		136	365	3,369
Interest expense	(59,758)		(48,094)	(76,757)	(129,408)
Gain on sale of property	—		5,393	—	1,442,674
Gain on extinguishment of debt	—		383,531	—	383,531
Project revenue applied as credit to purchase	—		—	198,361	—
Note receivable default penalty	—		—	80,000	—
Re-sale of pipe	34,644		—	34,644	—
Insurance rebates and project purchase credit	—		—	19,993	—

Income (loss) before income tax	(1,392,257)		(241,395)	(1,958,194)	472,078

Income tax expense	—		—	—	—
Deferred tax benefit	—		—	—	—

Net income (loss)	$(1,392,257)		$(241,395)	$(1,958,194)	$472,078

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	(9,641)		—	4,483	—
Comprehensive Income (loss)	$(1,401,898)		$(241,395)	$(1,953,711)	$472,078

Basic earnings (loss) per share	$(0.02)	$	-nil-	$(0.03)	$0.01
Basic weighted average shares outstanding	59,930,245		47,164,723	57,591,674	44,484,056
Diluted earnings (loss) per share	(0.02)		-nil-	(0.02)	0.01
Diluted weighted average shares outstanding	85,896,866		66,252,800	83,558,295	63,572,133

See accompanying notes to financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$(1,958,194)	$472,078
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	50,530	—
Gain on sale of unproved oil and gas property	—	(1,442,674)
Gain from extinguishment of debt	—	(383,531)
Debt issue costs and discount amortization	870,231	102,928
Depreciation	27,541	3,878
Expenses paid with stock issuance	—	264,500
Interest paid with stock issuance	—	44,712
Changes in operating assets and liabilities:
Receivables	(320,484)	(130)
Prepaid expense	(213)	(71,378)
Deferred debt issue costs	152,506	(459,868)
Accounts payable and accrued expenses	41,346	(188,019)
Convertible debenture interest payable	165,700	85,700
Joint venture partner interest payable	123,584	—
Long term payables	41,780	—
Net cash provided by (used in) operating activities	(805,673)	(1,571,805)

Cash flow from investing activities:
Proceeds from sale of marketable securities	355,026	—
Deposits	554,000	—
Proceeds on sale of oil and gas property	—	1,930,083
Purchase of software	(43,430)
Purchase of Furniture & fixtures	(1,699)
Property sale receivable	—	—
Unproved oil and gas property additions	(686,000)	(1,493,792)
Restricted Cash	(25,000)	(100,000)
Purchase of equipment	(1,162,356)	(9,555)
Net cash provided by (used in) investing activities	(1,009,459)	326,736

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	3,849,685
Payments on convertible debenture	(501,453)	—
Proceeds from note payable	—	—
Issuance of common stock	—	922,376
Borrowings on note payable	2,700,000	80,000
Payments on notes payable	(290,639)	(1,252,848)
Net cash provided by financing activities:	1,907,908	3,599,213

Net increase (decrease) in cash and equivalents	92,776	2,354,144
Cash and equivalents at beginning of period	347,558	149,027

Cash and equivalents at end of period	$440,334	$2,503,171

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$81,750
Non cash:
Conversion of $350,000 convertible note into common stock	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock	$—	$600,000
Convertible debenture paid with stock issuance	$1,696,424	$—
Legal and advisory services in exchange for stock issuance obligation	$159,493	$—

 See accompanying notes to financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2006

Note 1—Basis of Presentation and Nature of Operations

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

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2006: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the second quarter of 2006 is as follows (in thousands, except per share amounts).

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005

Net Income (loss) as reported		$(1,958,829)		$472,078
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards		(13,955)		(51,100)

Pro forma net income (loss)		$(1,944,874)		$420,978

Basic and diluted earnings per share—as reported	$	-nil-	$	-nil-

Pro forma basic and diluted gain per share	$	-nil-	$	-nil-

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

Note 2—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of June 30, 2006, we have limited financial resources until such time that we are able to generate additional positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. However, in the first quarter of 2006 we closed the acquisition of an interest in the Carbon County project, a producing gas field, and commenced production in the first well of the Creston project.  We have increased production on both projects, and expect to continue to augment production and cash flow. Our ability to continue to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. There is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained. Although management believes production from these two projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects and there is no assurance that we will be able to obtain additional financing from investors or private lenders.

Note 3—Sale of Oil and Gas Property

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4—Deposits

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

Note 6—Note Receivable

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas, known as the Creston project. In connection with this, we advanced Mountain Oil and Gas approximately $80,000 and $19,900 for the purpose of well bonding and working capital. Of this, $80,000 was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. As a result of this default, we are now entitled to $160,000 ($80,000 plus an additional $80,000) of the net revenues from the 1-16A1E well beginning January 1, 2006. Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding. At June 30, 2006, we consider all amounts outstanding under this agreement as fully collectible.

Note 7—Note Payable

Over the period October 2005 through June 2006 we borrowed a total of $224,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In the second quarter 2006, we paid $157,000 of principal on the note.

In March 2006, we borrowed $750,000 on a secured 12% note payable. The note is for a period of 36 months, with only interest payments due during the first six months.

Note 8—Related Party Transactions

At June 30, 2006 we owed $83,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

In October 2005, we entered into a joint venture project funding agreement for the Creston project, the financing for which was secured by our President and CEO as well as Diamond Oil and Gas Corporation, an entity controlled by our President and CEO. The agreement was finalized in April 2006, and as of June 30, 2006, the total of $1,250,000 in funding has been provided.

Note 9—Common Stock

We issued 2,513,630 and 4,033,043 shares of common stock in the first and second quarters of 2006 for the debt service of our convertible debentures. First quarter related redemption share payments amounted to 617,433 shares, 1,341,500 shares, and 554,697 shares at an average price of $0.37, $0.27, and $0.27 per share respectively. Second quarter related redemption share payments amounted to 751,818 shares, 1,425,192 shares, 1,737,976 shares, and 118,057 shares at an average price of $0.27, $0.25, $0.21, and $0.27 per share respectively.

In May 2006 we issued 700,000 shares in connection with the joint venture of one of our projects with a price of $0.28, we also issued 861,921 shares at $0.25 in accordance with ratchet down rights under the May 18, 2005 private placement. In addition, we issued 790,000 shares at $0.32 in connection with the joint venture secured project funding.

In June 2006, we issued 48,980 shares at $0.25 in accordance with the May 2006 note payable.

As of June 30, 2006, we intend to issue common stock for obligations amounting to $159,000.

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

Note 11—Unproved Oil and Gas Property

On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah (the “Carbon County Project”) producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (4,879 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. On March 13, 2006 we closed the purchase of an interest in the Carbon County project, and have commenced operations on the project along with a joint venture partner, MBA Resources, Corp.

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

In mid-2004 we drilled the 10-33C2 well on the Johns Valley Project in Utah to its planned depth of 1,365 feet. We drilled through a potentially productive coal seam. We cored the well and have sent the core to a lab for evaluation. We have expensed the cost of this well as exploration expense. On April 14, 2005, we entered into a letter of intent to purchase the project, and we are under continuing negotiations to purchase the project or an interest in the project through an earn-in arrangement. We have made a payment of $300,000 toward the purchase. We are currently in negotiations to enter into an industry standard earn-in agreement on the project, and plan to acquire existing seismic data to evaluate further exploration on the property.

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

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain assets owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. The assets included certain oil and gas projects, as well as the right to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado. Diamond is controlled by our CEO, George S. Young. The operations we plan for the remainder of 2006 will be to continue to operate the Carbon County and Creston projects and to continue exploring and drilling leases we have acquired, as well as seeking to acquire and explore additional property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

In February 2005 we amended our Exploration Services Agreement with Thomasson Partner Associates. Thomasson Partner Associates provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson Partner Associates provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson Partner Associates. The agreement provides for Thomasson Partner Associates to present to us a minimum of eight project opportunities with the reasonable potential of at least 200 Bcf of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson Partner Associates and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson Partner Associates a $400,000 acquisition consulting fee, and paid an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson Partner Associates. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson Partner Associates include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in South Dakota. In 2005, we paid Thomasson a total of $1,350,000, including the $800,000 acquisition consulting fee. As of June 30, 2006, we have not yet paid any acquisition consulting fees under the agreement. However, we anticipate acquiring additional projects and paying as appropriate the project acquisition fees for such projects that we acquire. We are negotiating an extension to maintain our rights under the agreement as to our first opportunity to review projects generated by Thomasson.

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

Carter Creek, Wyoming

In 2004 we purchased the 10,678-acre Carter Creek Project in the southern Powder River Basin. Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities to date due to capital constraints. We are now entertaining proposals from industry partners for joint venturing the drilling and production activities. Based on our analysis of the geologic structure of this region, we anticipate productive sections in the Cretaceous, Niobrara, Turner (Frontier) and Mowry layers, in that several existing wells in the Carter Creek area currently produce oil.

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

We drilled our first well in the project in 2004, the Crane 6-7, in Rich County, Utah. The well reached a total depth of 4,280 feet. We cored coal and carbonaceous shale over a combined interval of 556 feet. In September 2004 we received the results from the gas desorption tests from the Spring Valley coal of the Frontier formation and the coal in the Bear River formation in the well. Results showed 253 cubic feet of gas per ton on an ash-free basis in the coal in the well. Lesser amounts of gas were present in the carbonaceous shale in the well. These tests corroborate earlier data that was generated by Quaneco, our partner on the project, suggesting that coal in an area of the project that lies a considerable distance north of the Crane 6-7 may contain between 200 and 400 cubic feet of gas per ton. We have expensed the cost of this well as exploration expense, although we may choose to re-enter the well at a later date. The overall results indicate the potential for coal in a much wider area to contain economic levels of coal bed methane, and will help to further guide our ongoing logging, geologic and drilling operations. We believe the Overthrust project has attractive coal bed methane potential, although additional exploration activity will be necessary to prove up gas reserves.

During the quarter ending September 30, 2005, we paid $275,000 to Quaneco representing payment obligations on the project and have negotiated extensions for various payment and work commitments in the future. Although we have not met all of the requirements and timelines for work and property payments as set forth under the 2004 option agreement, as amended, we continue to entertain discussions for extensions of the dates for work commitments and property payments. No assurance can be given that we will obtain any such extensions, and if obtained, what the terms and conditions of such extensions will be. In the event we are unable to successfully obtain such extensions, we may be unable to maintain our rights to the option, and will be subject to the terms of the option agreement, as amended..  We have progressed in the geologic evaluation of many of the potentially productive coal seams, and have delineated a number of areas for further work. Previous drilling activities have also identified reservoir quality sand which we believe has significant potential for conventional gas production if present in a favorable structural position. We will now review seismic data covering the area to evaluate the conventional gas potential simultaneously with our ongoing activities to pursue the coal bed methane potential of the project. After evaluating the seismic data and further evaluation of the logs from previous drilling, we will design and implement the next drilling phase to target both conventional and coal bed methane gas. The agreement is now under renegotiation.

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

The purchase option called for an acquisition price of $3 million, and we closed the purchase of the acquisition on March 13, 2006 with an industry partner, MBA Resource Corp. of Canada. (“MBA”). MBA paid $1.5 million and arranged third party financing of $750,000 toward the $3 million purchase price in exchange for a 50% interest in the project. We previously paid a deposit toward the purchase price and received production credits since October 1, 2005. We thus acquired a 50% interest in the project with only an additional payment of $241,000. Fellows and MBA have formed Gordon Creek, LLC a joint operating company incorporated in the state of Utah to carry out gas production and drilling operations as well as gas gathering activities for both project gas and adjacent third party production.

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

We are continuing with the reworking program in the Creston Project. In addition, we have mobilized a workover rig to commence reworking on one producing well and one shut-in well on the Carbon County Project. We similarly expect to engage in continuous operations at Carbon County until all wells are suitably reworked and all prospective new wellsites are drilled. We also hope to drill on the Overthrust project, the Carter Creek project, the Bacaroo project and the Johns Valley project during 2006. With our partner, JMG, we also hope to drill on the Weston County and Gordon Creek projects in 2006. We are seeking additional capital which we need in order to perform these projects. We currently do not have any contracts, commitments or arrangements for additional financing and there is no guarantee that we will be able to obtain such additional financing on terms that are favorable to us, or at all.

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

Results of Operations

Revenue. For the three and six months ended June 30, 2006, we earned $283,000 and $344,000, respectively, from our Creston project and newly acquired Carbon County project, in addition to the $198,000 applied as a credit toward the purchase price of the Carbon County project, compared to $0 revenue for the three and six months ended June 30, 2005.

Operating expense. For the three and six months ended June 30, 2006, our operating expense was $1,368,000 and $2,215,000, respectively, compared to $582,000 and $1,224,000 for the three and six months ended June 30, 2005, respectively. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, occupancy and investor relations expense. The expense increased largely because of convertible debenture expense and production related costs.

Interest expense. We incurred interest expense of $60,000 and $77,000 for the three and six months ended June 30, 2006, respectively, compared to $48,000 and $129,000 for the three and six months ended June 30, 2005, repectively.

Liquidity and Capital Resources

For the quarter ended June 30, 2005, we had a loss of $241,000. For the quarter ended June 30, 2006, we incurred a net loss of $1,392,000. At June 30, 2006, we had $440,000 of cash and cash equivalents, total current assets of $861,000, and current liabilities of $644,000 for working capital of $217,000.

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

  Cash flow. For the six months ended June 30, 2006, we used $810,000 in our operating activity. We used $959,000 in investing activity for property and option acquisitions, and obtained $2,136,000 in financing activity from capital obtained through financings. We increased our March 31, 2006 cash balance of $74,000 to $404,000 at June 30, 2006.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level but were not fully effective during the quarter in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, we issued 700,000 shares of common stock valued at $196,000 to Quaneco, LLC in connection with amending the drilling obligations and option payments of the agreement between Fellows Energy and Quaneco.

In May 2006, we issued 861,921 shares of common stock valued at $215,480 to investors in our May 2005 private placement as a result of anti-dilution provisions.

In May 2006, we issued 790,000 shares of common stock valued at $252,000 to GBV International in connection with amending the payment terms of the agreement among Fellows Energy, Diamond Oil & Gas Corp, George Young and GBV International.

In June 2006, we issued 48,980 shares of common stock valued at $12,245 to Al Michael as a finder’s fee in connection with our May 2005 private placement.

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

FELLOWS ENERGY LTD.

Date: August 21, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)