Form 10KSB/A
period 2005-12-31
FELLOWS ENERGY LTD
filed 2006-10-19
CIK 1144439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

This amended annual report on Form 10-KSB/A is filed to provide certain changes to the audit report from our independent auditors and certain disclosures under the footnotes to the financial statements. For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends the audit report and footnotes to our financial statements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, the original Form 10-KSB has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Summary of Our Projects, Acreage Holdings, and Wells

Project	Objective	Play Type	Gross Acres	Net Acres
Overthrust Coal Bed Methane, Rich, Morgan & Summit Counties, Utah (1)

	Adaville Coal	Coal Bed Natural Gas	183,000	118,950
	Frontier Coal	Coal Bed Natural Gas
	Bear River Coal	Coal Bed Natural Gas

Creston Project, Utah
		Conventional Oil	9,000	9,000

Carbon County Project, Utah
		Tight Sands Gas and Coal	5,953	2,440

Weston County Project, Wyoming

	Turner	Conventional Oil	19,290	19,290
	Dakota	Conventional Oil
	Minnelusa	Conventional Oil

Carter Creek, Converse County, Wyoming

	Niobrara	Oil from Fractured Shale	14,196	9,959
	Mowry	Oil from Fractured Shale
	Turner, Muddy, Dakota	Conventional Oil

Gordon Creek, Carbon County, Utah

	Ferron Sandstone	Tight Sands Gas	5,242	3,184
	Emery Coal	Coal Bed Natural Gas
		Totals	236,681	162,823

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

On September 12, 2005, we entered into an agreement to purchase a gas field in Carbon County, Utah currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (2,440 net acres) with three gas wells currently producing and has an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp. The closing of the purchase agreement is subject to numerous terms and conditions, including technical and legal due diligence which we are in the process of completing, and anticipate closing the acquisition by the end of November. A favorable engineering study has been completed by Sproule & Associates verifying the proven, developed producing reserves and undeveloped reserves.

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

Carbon County Project, Utah

On September 12, 2005, the Company entered into an option agreement to purchase a gas field in Carbon County, Utah currently producing approximately 30 million cubic feet of natural gas per month. The field comprises 5,953 gross acres (2,440 net acres) with three gas wells currently producing and has an additional five wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The acquisition included an associated gas gathering system and a 6 mile pipeline and compression facility servicing the project and adjacent production. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to Fellows’ Gordon Creek project and to the very successful Drunkards Wash field originally developed by River Gas Corp.

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

Cash flow. In 2005, we used $3,971,000 in our operating activity. We used $1,639,000 in investing activity for property and option acquisitions, and obtained $5,809,000 in financing activity from capital obtained through financings. We increased our 2004 cash balance of $149,000 to $348,000 at December 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Fellows Energy Ltd.

We have audited the accompanying balance sheets of Fellows Energy Ltd., an exploration stage company, as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period from inception (November 12, 2003) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd., an exploration stage company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 12, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2005, we were making sufficient progress on assessing our acquired properties and considered those not relinquished as still economically and operationally viable, in accordance with FAS 19. In determining impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period.

	Three Months Ended	Three Months Ended
	December 31, 2005	December 31, 2004

Net Income (loss) as reported	$(3,591,677)	$(3,760,308)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(13,955)	(102,000)

Pro forma net income (loss)	$(3,605,632)	$(3,862,508)

Basic and diluted earnings per share—as reported	$(0.08)	$(0.09)

Pro forma basic and diluted gain per share	$(0.05)	$(0.09)

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

FELLOWS ENERGY LTD.

Date: October 19, 2006	By:	/s/ GEORGE S. YOUNG
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

Name	Position	Date

/s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board	October 19, 2006

/s/ STEVEN L. PRINCE Steven L. Prince	Director	October 19, 2006