Form 10QSB
period 2006-09-30
FELLOWS ENERGY LTD
filed 2006-11-20
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 17, 2006 there were 72,033,543 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2006

Part I: Financial Information

Item 1. Financial Statements

Fellows Energy Ltd.
Balance Sheet
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$660,775	$347,558
Marketable securities, available-for-sale	—	405,556
Accounts receivable	164,537	—
Interest receivable	3,463	179
Note receivable	179,879	99,879
Total current assets	1,008,654	853,172

Proved and unproved oil & gas property	10,300,128	9,575,813
Equipment, net of $89,168 and $18,418 accumulated depreciation respectively	1,473,576	287,836
Deposits	187,000	716,000
Restricted cash	260,000	235,000
Deferred debt issue costs	305,011	533,769

Total assets	$13,534,369	$12,201,590

Liabilities And Stockholders’ Equity
Accounts payable	$451,369	$313,703
Convertible debenture interest payable	185,700	—
Joint venture partner interest payable	236,786	—

Total current liabilities	873,855	313,703

Convertible debenture	3,327,032	5,063,848
Notes payable	2,209,457	12,000
Stockholders’ equity:
Preferred stock, $.001 par value; 25,000,000 shares
authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares
authorized; 66,532,599 and 52,525,329 shares issued and outstanding, respectively	66,533	52,545
Additional paid-in capital	19,189,215	15,973,152
Stock issuance obligation	107,504	—
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(10,578,710)	(7,555,331)
Accumulated other comprehensive income	4,483	6,673

Total stockholders’ equity	7,124,025	6,812,039

Total liabilities and stockholders’ equity	$13,534,369	12,201,590

See accompanying notes to financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$110,643	$—	$454,484	$—

Operating expense
Exploration and production	125,872	640,507	690,068	904,400
General and administrative	1,065,589	812,909	3,060,034	1,770,587

Operating (loss)	(1,080,818)	(1,453,416)	(3,295,618)	(2,674,987)

Other income (expense)
Interest expense	(31,439)	(47,501)	(108,196)	(176,816)
Gain on sale of property	—	—	—	1,442,674
Gain on extinguishment of debt	—	—	—	383,531
Project revenue applied as credit to purchase	—	—	198,361	—
Note receivable default penalty	—	—	80,000	—
Re-sale of pipe	—	—	34,644	—
Insurance rebates and project purchase credit	—	—	19,993	—
Miscellaneous income (expense)	47,072	(2,445)	47,437	(3,208)
Total other income (expense)	15,633	(49,946)	272,239	1,646,313

Income (loss) before income tax	(1,065,185)	(1,503,362)	(3,023,379)	(1,028,674)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—
Net income (loss)	$(1,065,185)	$(1,503,362)	$(3,023,379)	$(1,028,674)

Other comprehensive income (loss)
Realized gain on sale of marketable securities	—	132	—	132
Unrealized holding gains on marketable securities	—	1,499	4,483	1,499
Comprehensive Income (loss)	$(1,065,185)	$(1,501,731)	$(3,018,896)	$(1,027,175)

Basic earnings (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.02)
Basic weighted average shares outstanding	65,295,510	47,878,806	60,413,244	45,632,281

See accompanying notes to financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$(3,023,379)	$(1,028,674)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	50,530	183
Gain on sale of unproved oil and gas property	—	(1,442,674)
Gain from extinguishment of debt	—	(383,531)
Debt issue costs and discount amortization	1,305,347	361,835
Depreciation	70,750	6,987
Expenses paid with stock issuance	—	264,500
Interest paid with stock issuance	—	44,712
Changes in operating assets and liabilities:
Receivables	(272,387)	(2,155)
Prepaid expense	—	(15,000)
Deferred debt issue costs	228,758	(610,022)
Accounts payable	137,666	(92,937)
Convertible debenture interest payable	185,700	—
Joint venture partner interest payable	236,786	—
Net cash provided by (used in) operating activities	(1,080,229)	(2,896,777)

Cash flow from investing activities:
Purchase of marketable securities	—	(365,087)
Proceeds from sale of marketable securities	355,026	—
Deposits	579,000	(475,500)
Proceeds on sale of oil and gas property	—	1,930,083
Purchase of software	43,430)
Purchase of Furniture & fixtures	(1,699)
Property sale receivable	—	—
Unproved oil and gas property additions	(724,315)	(1,412,673)
Restricted Cash	(25,000)	(100,000)
Purchase of equipment	(1,137,782)	(42,745)
Net cash provided by (used in) investing activities	(998,200)	(465,922)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	6,024,633
Payments on convertible debenture	(815,833)	—
Proceeds from note payable	—	—
Issuance of common stock	—	922,376
Borrowings on note payable	3,525,896	80,000
Payments on notes payable	(318,417)	(1,252,848)
Net cash provided by financing activities:	2,391,646	5,774,161

Net increase (decrease) in cash and equivalents	313,217	2,411,462
Cash and equivalents at beginning of period	347,558	149,027

Cash and equivalents at end of period	$660,775	$2,560,489

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$81,750
Non cash:
Conversion of $350,000 convertible note into common stock	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock	$—	$600,000
Convertible debenture paid with stock issuance	$2,467,283	$—
Legal and advisory services in exchange for stock issuance obligation	$107,504	$—
Fees paid with stock	$85,000	$309,211

 See accompanying notes to financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2006

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as the 10-QSB for the quarters ended March 31, 2006 and June 30, 2006. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the three months ended September 30, 2006 and 2005 would have been the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2006: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the third quarter of 2006 is as follows (in thousands, except per share amounts).

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005

Net Income (loss) as reported		$(3,023,379)		$(1,028,674)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards		(13,955)		(51,100)

Pro forma net income (loss)		$(3,037,334)		$(1,079,674)

Basic and diluted earnings per share—as reported	$	-nil-	$	-nil-

Pro forma basic and diluted gain per share	$	-nil-	$	-nil-

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

Note 2—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of September 30, 2006, we have limited financial resources until such time that we are able to generate additional positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. However, in the first quarter of 2006 we closed the acquisition of an interest in the Carbon County project, a producing gas field, and commenced production in the first well of the Creston project.  Our ability to continue to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. There is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained. No assurance can be given that such revenues will be generated from the projects and there is no assurance that we will be able to obtain additional financing from investors or private lenders.

Note 3—Sale of Oil and Gas Property

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

Note 4—Deposits

In March of 2006, we acquired the interests in one producing property and maintained our interest in three other exploration oil and gas properties. The project we acquired is known as the Carbon County project. We continue to retain deposits of $66,000, $65,000, $31,000 and $25,000 on other projects for which we are negotiating. All the funds are fully refundable.

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

Note 6—Note Receivable

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas, known as the Creston project. In connection with this, we advanced Mountain Oil and Gas approximately $80,000 and $19,900 for the purpose of well bonding and working capital. Of this, $80,000 was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. As a result of this default, we are now entitled to $160,000 ($80,000 plus an additional $80,000) of the net revenues from the 1-16A1E well beginning January 1, 2006. Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding. At September 30, 2006, we consider all amounts outstanding under this agreement as fully collectible.

Note 7—Notes Payable

Over the period October 2005 through September 2006 we borrowed a total of $1,211,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. In the second quarter 2006, we paid $157,000 of principal on the note.

In March 2006, we borrowed $750,000 on a secured 12% note payable. The note is for a period of 36 months, with only interest payments due during the first six months.

In May 2006, we borrowed $500,000 in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock, As of September 30, 2006, we have paid $28,000 towards the principal.

Note 8—Related Party Transactions

At September 30, 2006 we owed $987,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

In October 2005, we entered into a joint venture project funding agreement for the Creston project, the financing for which was secured by our President and CEO as well as Diamond Oil and Gas Corporation, an entity controlled by our President and CEO. The agreement was finalized in April 2006, and as of June 30, 2006, the total of $1,250,000 in funding has been provided.

Note 9—Common Stock

We issued 2,513,630, 4,033,043, 4,739,696 shares of common stock in the first, second, and third quarters of 2006, respectively, for the debt service of our convertible debentures. First quarter redemption share payments amounted to 617,433 shares, 1,341,500 shares, and 554,697 shares at an average price of $0.37, $0.27, and $0.27 per share respectively. Second quarter redemption share payments amounted to 751,818 shares, 1,425,192 shares, 1,737,976 shares, and 118,057 shares at an average price of $0.27, $0.25, $0.21, and $0.27 per share respectively. Third quarter redemption payments amounted to 137,257 shares, 1,898,013 shares, 2,586,369 shares, and 118,057 shares at an average price of $0.29, $0.19, $0.14, and $0.12 per share respectively.

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

In July 2006, we issued 50,000 shares at $0.45 in accordance with the May 2006 note payable. We also issued 250,000 shares at $0.25 in accordance with the April 2006 financing.

As of September 30, 2006, we intend to issue common stock for obligations amounting to $108,000.

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

On October 25, 2005, the Company announced that it had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and later completed arrangements with private investors, whereby the Company would supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. The Company has since completed a rework program to re-complete previously-completed zones and extend behind pipe reserves in the one of the wells, located primarily in the Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production while Fellows and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. Work has commenced on another two of the first four, and we plan on maintaining continuous operations until all wells have been brought to full potential. The Company is now evaluating the results of the program to date prior to performing any additional work on the Creston wells. The Company is also considering working with other owners or operating companies in the area and may discontinue working with Creston in favor of working with other operators.

Under the participation agreement, Fellows is to rework wells as necessary to revitalize production across the 9,000 acres that pertain to the wells. Due to the over-pressured, fractured nature of reservoir in the field, as well as the large vertical extent of potential pay zones, many of the wells have formation damage resulting from high drilling mud weights and cementing operations. These conditions have left many zones unable to produce to their potential. Fellows will employ a variety of conventional and innovative proprietary techniques to reduce the effects of formation damage and increase oil and gas recovery.  No further activities occurred on this project during the quarter.

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

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain assets owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. The assets included certain oil and gas projects, as well as the right to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado. Diamond is controlled by our CEO, George S. Young. The operations we plan for the remainder of 2006 will be to continue to operate the Carbon County project and to continue exploring and drilling leases we have acquired, as well as seeking to acquire and explore additional property. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties.

In February 2005 we amended our Exploration Services Agreement with Thomasson Partner Associates. Thomasson Partner Associates provides large-scale exploration opportunities to the oil and gas industry. By this agreement Thomasson Partner Associates provides to us the first right to review and purchase up to a 50% interest (as amended, a 100% interest beginning in February 2005) in oil and natural gas exploration projects developed by Thomasson Partner Associates. The agreement provides for Thomasson Partner Associates to present to us a minimum of eight project opportunities with the reasonable potential of at least 200 Bcf of natural gas reserves or 20 million barrels of oil reserves. We have the first right to review exploration projects developed by Thomasson Partner Associates and, after viewing a formal presentation regarding a project, we have a period of thirty days in which to acquire up to 100% of the project. We are not obligated to acquire any project. In consideration, in 2004 we paid to Thomasson Partner Associates a $400,000 acquisition consulting fee, and paid an $800,000 fee in 2005. We also pay a fee for each project we acquire from Thomasson Partner Associates. The agreement continues year to year until either party gives 90 days written notice of termination. Projects acquired from Thomasson Partner Associates include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in South Dakota. In 2005, we paid Thomasson a total of $1,350,000, including the $800,000 acquisition consulting fee. As of September 30, 2006, we have not yet paid any acquisition consulting fees under the agreement. However, we anticipate acquiring additional projects and paying as appropriate the project acquisition fees for such projects that we acquire. We are negotiating an extension to maintain our rights under the agreement as to our first opportunity to review projects generated by Thomasson.

Plan of Operations

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

During the quarter ending September 30, 2005, we paid $275,000 to Quaneco representing payment obligations on the project and have negotiated extensions for various payment and work commitments in the future. Although we have not met all of the requirements and timelines for work and property payments as set forth under the 2004 option agreement, as amended, we continue to entertain discussions for extensions of the dates for work commitments and property payments. The agreement is now under renegotiation. No assurance can be given that we will obtain any such extensions, and if obtained, what the terms and conditions of such extensions will be. In the event we are unable to successfully obtain such extensions, we may be unable to maintain our rights to the option, and will be subject to the terms of the option agreement, as amended..  We have progressed in the geologic evaluation of many of the potentially productive coal seams, and have delineated a number of areas for further work. Previous drilling activities have also identified reservoir quality sand which we believe has potential for conventional gas production if present in a favorable structural position.

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

Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling in 2007.

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

During the first quarter of 2006, we completed the workover on the first well which commenced production at a daily rate of 100 BOE. We are now evaluating the next wells to be re-completed. In addition, we received joint venture financing arrangements with private investors to provide for $1.25 million in funds to conduct the reworking program. The Company is now evaluating the results of the program to date prior to performing any additional work on the Creston wells. The Company is also considering working with other owners or operating companies in the area and may discontinue working with Creston in favor of working with other operators.

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

Recent Activity

We have mobilized a workover rig to commence reworking on one producing well and one shut-in well on the Carbon County Project. We similarly expect to engage in continuous operations at Carbon County until all wells are suitably reworked and all prospective new wellsites are drilled. We also hope to drill on our other projects during 2007. We are seeking additional capital which we need in order to perform these projects. We currently do not have any contracts, commitments or arrangements for additional financing and there is no guarantee that we will be able to obtain such additional financing on terms that are favorable to us, or at all.

The operations we plan for the balance of 2006 and 2007 include continuing development drilling and reworking activities on the Carbon County, exploring leases on the other projects we have acquired as well as seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and continue to produce substantial additional commercial quantities of oil and gas, including coalbed methane, on the properties, although no assurances can be given that commercial quantities are available, if at all.

Results of Operations

Revenue. For the three and nine months ended September 30, 2006, we earned approximately $110,000 and $454,000, respectively, from our Creston project and newly acquired Carbon County project, in addition to the $198,000 applied as a credit toward the purchase price of the Carbon County project, compared to $0 revenue for the three and nine months ended September 30, 2005.

Operating expense. For the three and nine months ended September 30, 2006, our operating expense was approximately $1,080,000 and $3,296,000, respectively, compared to $1,453,000 and $2,675,000 for the three and nine months ended September 30, 2005, respectively. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.

Interest expense. We incurred interest expense of $32,000 and $108,000 for the three and nine months ended September 30, 2006, respectively, compared to $48,000 and $177,000 for the three and nine months ended September 30, 2005, repectively.

Liquidity and Capital Resources

For the quarter ended September 30, 2005, we had a net loss of $1,503,000. For the quarter ended September 30, 2006, we incurred a net loss of $1,065,000. At September 30, 2006, we had $661,000 of cash and cash equivalents, total current assets of $1,009,000, and current liabilities of $874,000 for working capital of $159,000.

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

Cash flow. For the nine months ended September 30, 2006, we used $1,080,000 in our operating activity. We used $998,000 in investing activity for property and option acquisitions, and obtained $2,392,000 in financing activity from capital obtained through financings. We increased our June 30, 2006 cash balance of $440,000 to $661,000 at September 30, 2006.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, we issued 48,980 shares of common stock valued at $12,245 to Al Michael as a finder’s fee in connection with our May 2006 private placement.

In July 2006, we issued 50,000 shares of common stock valued at $22,500 to Lee Ahrlin in connection with our May 2006 private placement.

In July 2006, we issued 250,000 shares of common stock valued at $62,500 to Viraj Patel Trust in connection with the amendment of payment terms of the April 2006 financing agreement.

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

FELLOWS ENERGY LTD.

Date: November 20, 2006	By:	/s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)