Form 10KSB
period 2006-12-31
FELLOWS ENERGY LTD
filed 2007-04-23
CIK 1144439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-33321

FELLOWS ENERGY LTD.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1942 Broadway St. Suite 320 Boulder, Colorado	80302 (303) 926-4415
(Address of principal executive office)	(Postal Code) (Issuer's telephone number)
370 Interlocken Boulevard, Suite 400, Broomfield, Colorado 80021
 (former name, former address and former fiscal year, if changed since last report)

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

Fellows had $424,000 in revenue in 2006.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 14, 2006, was $17,262,556.

As of April 11, 2007 there were 100,000,000 shares of issuer’s common stock outstanding.

FELLOWS ENERGY LTD.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Company History

Fellows Energy Ltd. was incorporated in Nevada on April 9, 2001 as Fuel Centers, Inc.  In November 2001, the Commission declared effective our registration statement to register 31,185,150, as adjusted, shares of common stock held by our stockholders. We were originally formed to offer business consulting services in the retail automobile fueling industry. During the fourth quarter of 2003, we decided to change management, enter the oil and gas business and cease all activity in the automobile refueling industry. On November 12, 2003, we changed our name to Fellows Energy Ltd. and shifted our focus to exploration for oil and gas in the Rocky Mountain Region. On January 5, 2004, we acquired certain interests in certain oil and gas leases and other interests owned by Diamond Oil & Gas Corporation, a Nevada corporation. Diamond is wholly owned by George S. Young, our CEO, President and a Director. Our common stock is publicly traded over-the-counter and quoted on the OTC Bulletin Board under the symbol “FLWE.OB.”

We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of natural gas, especially from “unconventional plays” such as tight sands and coal beds, and oil in the Rocky Mountain Region. In many unconventional plays accumulations of hydrocarbons are found over a large area expanse and/or a thick vertical section, which when compared to conventional plays, typically have a higher geological and/or commercial development risk and lower average decline rate. Whereas a “conventional play” is an accumulation of hydrocarbons in a structural or stratigraphic setting within high-quality reservoirs. Our strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.   In 2006, we also turned our emphasis away from early stage exploration projects to focus on advanced-stage and producing properties.

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

Experienced and Dedicated Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and consultantsand motivate them through a positive work environment and stock ownership. We believe that employee ownership, which is encouraged through our stock option plan, is essential for attracting, retaining and motivating qualified personnel.

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

Furthermore, within the State of Wyoming, as indicated by data compiled by the Wyoming Oil & Gas Conservation Commission and available on its website at wogcc.state.wy.us, gas production has increased 80% since the mid-1990s and is expected to surpass 6 Bcf per day this year, largely from coal bed methane production in the Powder River Basin and tight sands gas production from the Green River Basin. In the Powder River Basin, 16,000 wells have been drilled to date (mostly in the last five years) and approximately 50,000 additional drill locations have been identified. Although this area has been historically challenged by pipeline capacity restraints and tough environmental regulations, substantial progress has been made with the doubling of capacity of the Kern River Pipeline and the completion of the Grasslands and Cheyenne Plains Pipelines, which Management believes bodes well for future development, growth and economics in the Rocky Mountain Region.

Focus on Unconventional Plays

In building our inventory of oil and gas projects, we have concentrated on unconventional plays as well as conventional oil and gas projects.

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

Strong Acquisition Market

The recent sales of major Rocky Mountain independent oil and gas companies such as Westport Resources Corporation, Tom Brown, Inc., Evergreen Resources, Inc., Patina Oil & Gas Corporation and Prima Energy Corporation for an estimated total consideration of over ten billion dollars, in the opinion of our management, bear testimony to the strength of the acquisition market for companies that have established proven reserve growth from unconventional plays. While only Evergreen was a pure unconventional-play oriented company, each of the others has had a major component of such plays as part of their portfolio which helped to increase their exit valuations due to the large amount of proven undeveloped category reserves associated with them.

Large Strategic Land Position

Through our direct ownership of mineral rights in the Powder River Basin and Uinta Basin, we have a strategic land position in the oil and gas producing basins of the Rocky Mountains. Known hydrocarbon resources in reservoirs in unconventional plays such as coal seams, thick oil-bearing shales, and extensive bodies of tight gas-bearing sands throughout the properties create the potential for a large inventory of drilling locations should initial exploration efforts prove successful. Although there are no assurances, this inventory could support future net reserve additions and production growth over the next several years.

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

 Financing Strategy

We intend to access debt and equity markets for private and public financings from time to time based on our needs on terms in the market then available to us. Initially, we expect that the bulk of capital formation will be in the form of convertible debt to equity capital to support the initial phases of exploration and exploitation work required on our projects. To the extent the plays mature into “Proven” status as determined by independent third-party engineers, we plan to utilize debt sources for a large percentage of our capital requirements so as to maximize the return on equity that these projects generate. This debt may be in the form of senior bank debt, junior or subordinated bank debt, and/or mezzanine debt. We cannot provide any assurance that we will be able to raise additional debt or equity to fund future operational and exploration needs or terms acceptable to us.

Additionally, we may generate funds through (1) a joint venture, sale or farm out on an interest in one or more of its properties and/or (2) divesting one or more of our properties that are determined not to fit with its strategic core holdings.

Property Summary

In our short operating history in the oil and gas industry, we have positioned our company to control and exploit potential reserves from a number of large unconventional oil and gas resource type projects covering approximately 57,000 acres. These projects focus on coal bed methane, tight sands gas and oil from fractured shales. Such projects are characterized by their widespread occurrence, large reserve potential, low finding and development costs, high drilling success rates, and low geologic and operating risks. Such projects are also subject to certain risks and development of such projects requires substantial capital.  Our Carbon County project is in exploration, development and production stages. This project has proven producing reserves in excess of 1.36 Bcf, proven developed non-producing in excess of 2.23 Bcf, proven undeveloped reserves in excess of 6.93 Bcf, and probable and possible reserves of in excess of 3.78 Bcf and 12.6 Bcf, for a total of 26.9 Bcf. Please see Item 2 Description of Property under Note 10 to the financials for more discussion related to the property and reserves.

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

EMPLOYEES

As of April 11, 2007, we have eight full-time employees. The majority of development services have been provided to us by the officers and outside, third-party vendors. Currently, there exist no organized labor agreements or union agreements between us and our employees. We do not have employment agreements with any of our employees. We believe that our relations with our employees are good.

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

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $8,590,847 and $2,498,816 for the years ended December 31, 2006 and 2005, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated April 17, 2007 on our financial statements as of and for the year ended December 31, 2006, our independent registered public accounting firm stated that our significant losses from operations and our limited financial resources raised substantial doubt about our ability to continue as a going concern. Since December 31, 2006, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary debt or equity funding from outside sources, including  the sale of our securities, and/or loans and grants from various financial institutions where possible.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have a limited history of revenues from operations and have no individually significant tangible assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. Except for our Carbon County prospect, we are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. We may be unable to locate recoverable reserves or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

As Most of Our Properties are in the Exploration and Development Stage, There Can be no Assurance That We Will Establish Commercial Discoveries on Our Properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Most of our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties beyond that already discovered and developed at our Carbon County project.

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

Even if We are Able to Discover and Generate a Gas Well, There Can be no Assurance the Well Will Become Profitable

We have not yet made a discovery of coalbed methane gas or drilled a gas well to capture any gas other than at our Carbon County project. Even if we are able to, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

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

As of April 13, 2007, we had 100,000,000 shares of common stock issued and outstanding, convertible debentures issued in June 2005, September 2005 and February 2007 outstanding that may be converted into an estimated 24,024,197 shares of common stock and outstanding warrants issued in June and September 2005 to purchase 1,516,668 shares of common stock. To the extent registered pursuant to our registration statements, all of the shares issuable upon conversion of the June and September 2005 debentures and upon exercise of our June and September 2005 warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds.  Our Failure to Repay the Secured Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

Between 2005 and 2007, we entered into Securities Purchase Agreements for the sale of an aggregate of $9,323,700 principal face amount of secured convertible debentures, of which approximately $2,993,938 remains outstanding. The secured convertible debentures are due and payable, with interest, in September 2007 unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including default interest on the outstanding principal balance of the convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 1942 Broadway Street, Suite 320, Boulder, Colorado 80302, and our telephone number is (303) 926-4415. In exchange for administrative services, we pay no rent for the 300 square foot suite we now occupy. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. In addition, we have the following oil and gas properties in connection with our principal business activities:

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

    The purchase option called for an acquisition price of $3 million, and we closed the purchase of the acquisition on March 13, 2006 with an industry partner, Thunderbird Energy Corporation (“TBD”) formerly MBA Resource Corp. of Canada.  TBD paid $1.5 million and arranged third party financing of $750,000 for part of our share of the $3 million purchase price in exchange for a 50% interest in the project.  We previously paid a deposit toward the purchase price and received production credits since October 1, 2005.  We thus acquired a 50% interest in the project with only an additional payment of $241,000.  Together with TBD we formed Gordon Creek, LLC a joint operating company incorporated in the state of Utah to carry out gas production and drilling operations as well as gas gathering activities for both project gas and adjacent third party production.

We will use the experience of its personnel who participated in the development of Drunkards Wash to increase current production and expand production in both the Ferron Sandstone and in the underlying coal bed methane seams that are not currently being exploited by the existing wells. We will immediately undertake to increase production in the existing wells, complete those wells in the coal for their coal bed methane potential, and thereafter drill additional wells on the acreage being acquired.

Weston County Project, Wyoming

The Weston County play will focus initially on the development of a conventional oil field followed by exploration for conventional oil reservoirs in the Dakota and Minnelusa on 19,290 gross and net acres. The South Coyote Creek Field thus far has no identifiable reserves but we hope that it will provide short-term cash flow to cover our overhead.

We acquired an option to purchase a 100% working interest for 19,290 acres of oil and gas rights in Weston County, Wyoming for a total purchase price of $750,000. We closed that purchase on June 15, 2004 and concluded a reevaluation of drilling production data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are ready to drill that are potential extensions of an existing producing field called South Coyote Creek Field. South Coyote Creek Field was discovered and developed back in the 1960s and has produced approximately 3 million barrels of oil to date. We signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration will receive a 50% interest in exchange for incurring $2,000,000 in exploration and drilling expenditures on the two projects by November 7, 2005.  In addition, JMG Exploration loaned $1,500,000 to us with a short-term note. In connection with repayment of the JMG Exploration loan, we assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right has been exercised. As part of the full settlement of the $1,500,000 note, JMG Exploration’s commitment to spend $2,000,000 in exploration and drilling activity by November 7, 2005 was terminated. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

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

As previously mentioned, we have signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. This agreement was amended in June 2005 and we assigned the remaining 50% interest in the Gordon Creek project to JMG Exploration, subject to our rights to reacquire such interest for $390,000 which has been exercised.  As of December 2006 Thunderbird, our partner in the Carbon County project, has negotiated the purchase of JMG's half of the Weston and Gordon Creek projects.

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

Uintah Basin Workover Project, Uintah Basin, Utah (formerly known as the Creston Project)

 On October 25, 2005, we entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and began negotiations with private investors, to supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah.  Thereafter, we immediately commenced a rework operation on the first well chosen for the program to re-complete previously-completed zones and extend behind pipe reserves.  This well is located in the prolific Altamont-Bluebell Field, which has produced over 350 million barrels of oil equivalent. Creston will retain the current or historical production in this well, while we and the private investors will earn a variable percentage of the production increase resulting from the reworking operations. We completed work on the first well and commenced production in the first quarter of 2006.   Although we plan to continue our interest in this well and generate revenue from it, we are seeking new opportunities from parties other than Creston in order to pursue our reworking efforts, since, due to Creston’s own financial difficulties, we have not been able to maintain our interests in the other wells and properties as previously contemplated with Creston.  As a result, our efforts will now focus on wells of other parties.

In many areas of the Altamont-Bluebell field and other areas of the Uintah Basin, due to the over-pressured, fractured nature of the reservoirs and the heavy nature of the oil, as well as the large vertical extent of potential pay zones, many of the wells have formation damage resulting from high drilling mud weights and cementing operations.  These conditions have left many zones unable to produce to their potential.  We will employ a variety of conventional and innovative proprietary techniques to reduce the effects of formation damage and increase oil and gas recovery.

Johns Valley Project, Utah

In 2004, we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn a 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration. Due to permitting delays and other operating parameters in the field, we negotiated to restructure the potential option and the timing and amounts of our work commitments as provided under the option assignment agreement. During the fourth quarter of 2006, due to capital constraints, we determined not to pursue the option on this project and relinquish our rights related thereto.  Accordingly, we recorded a charge in the amount of $1,873,295 for the year ended December 31, 2006.

Overthrust Coal Bed Methane Project, Utah and Wyoming

The Overthrust Coal Bed Methane Project was an unconventional play with 183,000 gross and 118,950 net acres targeting coal bed natural gas in southwestern Wyoming and northeastern Utah that we entered into with Quaneco, LLC in 2004. This project also had the potential for conventional oil and gas.

As of December 31, 2006, due to a technical reanalysis of the project, new data relating to seismic work done in the area, capital constraints, and the inability to renegotiate with Quaneco and the leaseholders a more workable framework to carry forward with this early-stage project, we determined to relinquish our rights to the project and pursue more advance-stage projects in producing areas in the Uintah Basin and elsewhere.  As such, we recorded a charge in the amount of $1,025,092 for the year ended December 31, 2006.

Deposits on Other Projects

During the year ended December 31, 2006, the Company also recorded charges of approximately $391,000 related to the relinquishment of options for cash deposits previously made on certain other properties.

Summary of Our Projects, Acreage Holdings, and Wells

Project	Objective	Play Type	Gross Acres	Net Acres
Bacaroo Project, Baca County, Colorado
		Conventional Oil	3,400	3,400

Uintah Basin Workover Project, Utah
		Conventional Oil	9,000	160

Carbon County Project, Utah
		Tight Sands Gas and Coal	5,953	2,440

Weston County Project, Wyoming
	Turner	Conventional Oil	19,290	9,645
	Dakota	Conventional Oil
	Minnelusa	Conventional Oil

Carter Creek, Converse County, Wyoming
	Niobrara	Oil from Fractured Shale	14,196	9,959
	Mowry	Oil from Fractured Shale
	Turner, Muddy, Dakota	Conventional Oil

Gordon Creek, Carbon County, Utah
	Ferron Sandstone	Tight Sands Gas	5,242	1,592
	Emery Coal	Coal Bed Natural Gas
		Totals	57,081	27,196

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

We were sued in the Sixth Judicial District Court, Garfield County, Utah on November 10, 2004, by Midway Perforating and Drilling, Inc. in a complaint alleging nonpayment of charges connected with drilling the Johns Valley 10-33C2 well in Garfield County, UT. The complaint seeks damages of $100,000 and costs of $10,000. We filed our Answer and Counterclaim on January 19, 2005. We plan to vigorously defend this case because we believe that the plaintiff failed to follow our instructions to use appropriate equipment for controlling deviation of the wellbore, and that such failure caused the well to be unusable. The suit is currently in its discovery stages. Although we believe we have a strong defense and counterclaim, we cannot predict the final outcome of the suit.

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

	High ($)	Low ($)
Fiscal Year 2005
First Quarter	1.25	0.71
Second Quarter	1.00	0.42
Third Quarter	1.40	0.48
Fourth Quarter	0.82	0.31

Fiscal Year 2006
First Quarter	0.60	0.30
Second Quarter	0.44	0.15
Third Quarter	0.43	0.14
Fourth Quarter	0.19	0.07

Fiscal Year 2007
First Quarter	0.10	0.03
Second Quarter (1)	0.04	0.04

(1) As of April 14, 2007

HOLDERS

As of April 11, 2007, we had approximately 86 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

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

RECENT SALE OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

    In October 2006, we issued 800,000 shares of common stock at $0.14 pursuant to a legal consulting agreement. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

In November 2006, we issued 1,083,607 shares of common stock at $0.14 in accordance with ratchet down rights under the May 18, 2005 private placement. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

During the three months ended December 31, 2006, we issued 5,031,413 shares of common stock upon conversion of $522,898 of previously issued convertible debentures. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

Overview

On January 5, 2004, we began operations as an oil and gas exploration company. We acquired interests in certain assets owned by Diamond Oil & Gas Corporation, in exchange for 3,500,000 shares of common stock. The transaction was deemed to have a value of $6,405,000. The assets included certain oil and gas projects, as well as the right to enter into the Exploration Services Funding Agreement with Thomasson Partner Associates, Inc. of Denver, Colorado. Diamond is controlled by our CEO, George S. Young. Our goal is to discover substantial commercial quantities of oil and gas, including coalbed methane, on the properties as well as to acquire and explore additional property.

Projects acquired from Thomasson Partner Associates under the Exploration Services Funding Agreement (as Amended) include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in South Dakota.   During the year ended December 31, 2006, we abandoned the Platte and Badger projects.  In 2005, we paid Thomasson a total of $1,350,000, including the $800,000 acquisition consulting fee. As of December 31, 2006, we terminated our formal agreement with Thomasson Partner Associates, and will continue accessing projects informally, without having any first right to any project.

Operations Plan

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

Recent Activity

On March 13, 2006 we purchased a gas field in Carbon County, Utah. The field comprises 5,953 gross acres (2,440 net acres) with four gas wells currently producing and an additional six wells drilled that are presently shut-in. Production is derived from the Ferron Sandstone formation, and the gas is marketed into the adjacent gas pipeline operated by Questar Gas Resources. The field has potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage. The property is adjacent to our Gordon Creek project and to the successful Drunkards Wash field originally developed by River Gas Corp.  A favorable engineering study has been completed by MHA Petroleum Consultants verifying in excess of 10.5 BCF of gas in the proven reserve category for the project.

We will use the experience of our personnel who participated in the development of Drunkards Wash to increase current production and expand production in both the Ferron Sandstone and in the associated coal bed methane seams that are not currently being exploited by the existing wells. Over the past year, we have reworked two wells, both of which showed potential for sustained production at levels well above what they had produced in the past.  We plan to rework additional wells that show similar potential in 2007.  Six drilling permits are currently being processed by the State of Utah which will allow us to drill additional wells in strategic locations.  We expect the new wells to perform at least as well as our best wells which directly offset the new wells.

The operations we plan for the balance of 2007 include continuing development drilling and reworking activities on the Carbon County, exploring leases on the other projects we have acquired as well as seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and continue to produce substantial additional commercial quantities of oil and gas, including coalbed methane, on the properties, although no assurances can be given that commercial quantities are available, if at all.

Liquidity and Capital Resources

In 2006, we incurred a loss of approximately $8,591,000. At December 31, 2006, we had approximately $180,000 of cash and cash equivalents, and a $234,000 note receivable.  Our total current assets were $496,000, and current liabilities were $3,866,000, including accounts payable and the current portions of interest payable, notes payable, and convertible debentures payable.

Based upon our significant operating losses from inception, there is substantial doubt as to our ability to continue as a going concern. Our audited financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Carbon County and Creston projects were acquired in late 2005, and were not brought into production until the first quarter of 2006. They have not yet been in production for a sufficient time, and have not yet been sufficiently reworked by additional field operations to determine their ultimate productive capacities.  At this point, we have not generated sufficient oil and gas sales to sustain our operations.  To fully carry out our business plans we need to increase production revenues, raise a substantial amount of additional capital, sell project assets, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to increase production or raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

Financing and Restructuring

On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,199.95 in face amount of debentures maturing September 16, 2008 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

In addition, we issued warrants to the investors, expiring June 17, 2008, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649 (the “June Warrants”). In addition, the exercise price of the June Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

If in any period of 20 consecutive trading days our stock price exceeds 250% of the June Warrants’ exercise price, all of the June Warrants shall expire on the 30th trading day after we send a call notice to the June Warrant holders. If at any time after one year from the date of issuance of the June Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the June Warrants, then the holder may exercise the June Warrant at such time by means of a cashless exercise.

September 2005 Financing

On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors, Palisades and Crescent for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2008 (the “September Debentures” and together with the June Debentures, the “Old Debentures”). The September Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

In addition, we issued warrants to the investors, expiring September 21, 2008, to purchase 2,172,000 shares of restricted common stock, exercisable at a per share of $0.80 (the “September Warrants” and together with the June Warrants, the “Old Warrants”). In addition, the exercise price of the September Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

If in any period of 20 consecutive trading days our stock price exceeds 250% of the September Warrants’ exercise price, all of the September Warrants shall expire on the 30th trading day after we send a call notice to the September Warrant holders. If at any time after one year from the date of issuance of the September Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the September Warrants, then the holder may exercise the September Warrant at such time by means of a cashless exercise.

Restructuring

On February 15, 2007, the following transactions took place with regards to the Old Debentures and Old Warrants:

1)           JGB entered into an assignment agreement with Crescent, pursuant to which Crescent purchased from JGB the June Debentures issued to JGB.  The face value of the June Debentures issued to JGB at the time of the transaction was $333,333.33 and Crescent paid $250,000 to JGB for the assignment;
2)           We entered into a settlement agreement with JGB for the sum of $83,333.33.  We amended the terms of the Old Warrants held by JGB to remove the ratchet and call provisions and JGB agreed to release any shares reserved for issuance of the Old Warrants and to not exercise such Old Warrants until we obtain an increase in the authorized shares of common stock.  Upon obtaining the increase in authorized shares, we agreed to issue JGB 500,000 shares of restricted common stock;
3)           We entered into a first amendment and waiver agreement with Palisades for the amendment of the Old Debentures issued to Palisades (the “Palisades Amendment Agreement”); and
4)           We entered into a first amendment and waiver agreement with Crescent for the amendment of the Old Debentures issued to JGB (and purchased by Crescent) and Crescent (the “Crescent Amendment Agreement” and together with the Palisades Amendment Agreement, the “Restructuring Amendments”).

Palisades and Crescent agreed to amend the Old Debentures to remove the mandatory monthly liquidation provision and to amend the fixed conversion price of the Old Debentures to $0.1375 (the “Fixed Conversion Price”).  As a result, the principal amount remaining on the Old Debentures is now due and payable at maturity, unless sooner converted into shares of common stock by the investors, at the Fixed Conversion Price.  Palisades and Crescent further agreed to waive any and all existing defaults under the Old Debentures.

Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433.15 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for monthly redemptions owed to Palisades on December 1, 2006 and January 1, 2007 and February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered thereunder for Palisades pursuant to the Old Debentures.  As a result of the Monthly Redemption Shares, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

We agreed to pay Palisades a forbearance fee of $150,000 a month, for six months, which fee was paid in shares of common stock at an issuance price of $0.1375, for a total issuance of 5,454,546 shares of restricted common stock.  In addition, we agreed to issue Palisades 1,449,825 shares of common stock as a commitment fee for the restructuring of the Old Debentures.

In connection with the restructuring, we executed a security agreement (the “Security Agreement”) in favor of Palisades and JGB granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property, except for our Carbon County prospect, which Palisades and JGB took a second priority interest and for our Carter Creek and Weston County prospects, which the investors were not granted any security interest.  The Security Agreements state that if an event of default occurs under the Old Debentures or Security Agreement, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

New Financing

On February 15, 2007, we closed a financing pursuant to a securities purchase agreement with Palisades for the issuance of a $714,500 face amount debenture maturing September 15, 2007 (the “New Debenture”). The New Debenture does not accrue interest and the investors paid $500,000 for the New Debenture. We paid a commission of $100,000 to HPC Capital Management (a registered broker-dealer) in connection with the transaction, resulting in net proceeds to us of $400,000 before our legal fees. We used the net proceeds to pay our settlement agreement payment to JGB, repayment of a bridge loan to Petro Capital Securities, LLC and the remainder for general working capital purposes.  We also issued HPC Capital Management 6,458,063 shares of restricted common stock and agreed to issue an additional 1,041,937 shares of restricted common stock upon obtaining an increase in our authorized shares of common stock, which shares are additional compensation for its services in connection with the transaction with the investors.

The convertible debentures are secured and are convertible into our common stock, at Palisades option, at a fixed conversion price of $0.1375. Based on this conversion price, the $714,500 secured convertible debenture is convertible into 5,196,364 shares of our common stock.

In the event of default, the investors may require payment, which shall be the greater of: (A) 130% of the principal amount of the face amount of the debenture to be prepaid, or (B) the principal amount of the debenture to be prepaid, divided by the conversion price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is greater

The conversion price of the debenture may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor’s position.

We have agreed to file a registration statement with the Securities and Exchange Commission to cover the future sale by the investors of the shares issuable upon conversion of the Old and New Debentures. If the registration statement is not filed by the filing deadline or if the registration statement is not declared effective by the effective deadline, we are required to pay liquidated damages to the investors.

Cash flow. In 2006, we used approximately $2,700,000 in our operating activities. We used $600,000 in investing activity primarily for equipment, property and option acquisitions, and obtained $3,134,000 in financing activity from capital obtained through financings and loans. We decreased our 2005 cash balance of approximately $348,000 to $180,000 at December 31, 2006.

Results of Operations

Revenues. For the year ended December 31, 2006, we had revenues of $424,000 compared to no revenue in 2005, other than revenue in the fourth quarter 2005 from the Carbon County project applied as a credit towards the purchase price of the project, which closed in March of 2006.

Operating Expenses.  Operating expenses for 2006 were approximately $5,834,000 as compared to $4,558,000 for 2005, or an increase of approximately 28%.  This increase is primarily related to the following increases:

 In 2006, our exploration and production expenses were $1,027,000, which included $463,000 of lease operating expenses and $564,000 of exploration related expenses.

Our 2006 general and administrative expense was approximately $2,365,000, which included $371,000 in legal fees, $713,000 in stock issuance expense including ratchet down rights, $453,000 of business advisory, consulting, financial and investor services including accounting fees, $547,000 of employee compensation, and $280,000 in insurance expense, travel expense, depreciation expense, and other office related expenses.

Also during the year ended December 31, 2006, we recorded charges of approximately $3,289,000 related to the relinquishment of the Kirby and Castle Rock, Platte, Badger, Overthrust, and the Johns Valley project options, as well as other options for cash deposits previously made on certain other properties.

Interest Expense. Our 2006 interest expense was approximately $2,722,000, up by $1,739,000 from 2005 of $982,000 due to additional convertible debenture related interest, issuance cost, and discount expense.

Critical Accounting Policies

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2006.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

 Revenue Recognition

We record revenues from the sales of natural gas and oil when delivery to the customer has occurred and title has transferred.  This occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred. We may have a gas marketer on certain properties, in which case we use the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of natural gas actually sold by the Company.

ITEM 7.  FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Fellows Energy Ltd.

We have audited the accompanying balance sheets of Fellows Energy Ltd., as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has significant losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company
Mendoza Berger & Company
Irvine, California
April 17, 2007

Fellows Energy Ltd.
Balance Sheets

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005
Assets
Cash and Cash Equivalents	$179,926	$347,558
Marketable securities, available-for-sale	—	405,556
Interest Receivable	2,568	179
Accounts Receivable	80,258
Note Receivable	233,634	99,879
Total current assets	496,386	853,172

Proved and unproved oil & gas property	7,468,809	9,575,813

Equipment, net of $118,651 and $18,418 accumulated depreciation respectively	1,509,932	287,836
Deposits	—	716,000
Restricted cash	160,000	235,000
Deferred debt issue costs	228,758	533,769

Total assets	$9,863,885	$12,201,590

Liabilities And Stockholders’ Equity
Accounts payable	$359,662	$188,003
Joint venture partner interest payable	99,167	—
Taxes payable	9,433	—
Interest payable current portion	205,700	125,700
Notes payable current portion	1,583,111	—
Convertible debenture current portion	1,608,433	3,879,441

Total current liabilities	3,865,506	4,193,144

Interest payable – net of current portion	154,819	—
Notes payable – related party	1,733,000	12,000
Notes payable – net of current portion	428,000	—
Convertible debenture – net of current portion	1,385,505	1,184,407

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 73,447,619 and 52,545,329 shares issued and outstanding	73,447	52,545
Additional paid-in capital	19,963,497	15,973,152
Stock issuance obligation	61,055	—
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(16,135,944)	(7,548,658)

Total stockholders’ equity	2,297,055	6,812,039

Total liabilities and stockholders’ equity	$9,863,885	$12,201,590

See accompanying notes.

Fellows Energy Ltd.
Statements of Operations

	Years Ended
	December 31,
	2006	2005

Revenue	$423,761	$—

Operating expenses
Exploration and Production	1,027,459	1,141,202
Relinquishment of property options	3,289,387	1,143,882
General and administrative	2,365,137	2,273,022

Operating loss	(6,258,221)	(4,558,106)

Other income (expense)
Interest expense, net	(2,721,506)	(982,031)
Gain on sale of unproved property	—	1,550,797
Gain on extinguishment of debt	—	383,531
Project revenue applied as credit to purchase	246,939	—
Note receivable default penalty	80,000	—
Re-sale of pipe	34,644	—
Insurance rebates and project purchase credit	19,993	—
Miscellaneous	7,304	14,132
Total other income (expense)	(2,332,626)	966,429

Loss before income tax	(8,590,847)	(3,591,677)

Income tax expense	—	—
Deferred tax benefit	—	—

Net loss	$(8,590,847)	$(3,591,677)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	3,561	516

Comprehensive loss	$(8,587,286)	$(3,591,161)

Basic and diluted loss per share	$(0.14)	$(0.08)
Basic and diluted weighted average shares outstanding	61,726,047	47,599,638

See accompanying notes.

Fellows Energy Ltd.
Statements of Changes in Stockholders’ Equity
December 31, 2006

			Additional	Stock
	Common Stock		Paid-In	Obligation/	Accumulated
	Shares	Amount	Capital	Pledged	Deficit	Total

Balance, December 31, 2004	41,743,150	$41,743	$9,556,702	$362,500	$(3,957,497)	$6,003,448

Issue 200,000 shares for drilling purchase agreement	200,000	200	193,800	(194,000)	—	—
Issue 550,000 shares to business advisors	550,000	550	432,450	(168,500)	—	264,500
Issue 1,000,000 shares for oil and gas interests	1,000,000	1,000	599,000	—	—	600,000
Issue 2,449,265 shares for conversion of note	2,449,265	2,449	392,262	—	—	394,711
Issue 1,936,391 shares under private placement	1,936,391	1,936	1,061,714	—	—	1,063,650
Warrant valuation under convertible debentures	—	—	1,099,673	—	—	1,099,673
Issue 200,000 shares to financial advisors	200,000	200	117,800	—	—	118,000
Issue 1,000,000 shares converted under convertible debentures	1,000,000	1,000	599,000	—	—	600,000
Issue 50,000 shares as fee under convertible debenture	50,000	50	29,950	—	—	30,000
Issue 2,652,632 shares held as collateral in escrow	2,652,632	2,653	1,662,348	(1,665,000)	—	—
Issue 763,891 shares as redemption under convertible debenture	763,891	764	228,453	—	—	229,218
Comprehensive loss	—	—	—	—	(3,591,161)	(3,591,161)

Balance, December 31, 2005	52,545,329	52,545	15,973,152	(1,665,000)	(7,548,658)	6,812,039

Issue 617,433 shares for debenture redemption	617,433	617	228,599	—	—	229,216
Issue 1,341,500 shares for debenture redemption	1,341,500	1,342	357,375	—	—	358,717
Issue 554,697 shares for debenture redemption	554,697	555	151,743	—	—	152,298
Issue 751,818 shares for debenture redemption	751,818	752	205,667	—	—	206,419
Issue 1,425,192 shares for debenture redemption	1,425,192	1,425	357,292	—	—	358,717
Issue 700,000 shares under drilling agreement	700,000	700	195,300	—	—	196,000
Issue 861,921 shares pursuant to ratchet down rights	861,921	862	216,084	—	—	216,946
Issue 790,000 pursuant to financing agreement	790,000	790	252,010	—	—	252,800
Issue 1,737,976 shares for debenture redemption	1,737,976	1,738	356,979	—	—	358,717
Issue 48,980 shares pursuant to financing agreement	48,980	49	11,973	—	—	12,022
Issue 118,057 shares for debenture redemption	118,057	118	32,223	—	—	32,341
Obligation to issue 50,000 shares pursuant to financing agreement	—	—	—	22,500	—	22,500
Obligation to issue 250,000 shares to business advisors	—	—	—	61,055	—	61,055
Issue 137,257 for debenture redemption	137,257	137	39,063	—	—	39,200
Issue 50,000 shares pursuant to financing agreement	50,000	50	22,450	(22,500)	—	—
Issue 1,898,013 shares for debenture redemption	1,898,013	1,898	356,819	—	—	358,717
Issue 250,000 shares pursuant to financing agreement	250,000	250	62,250	—	—	62,500
Issue 2,586,369 shares for debenture redemption	2,586,369	2,586	356,130	—	—	358,716
Issue 118,057 shares for debenture redemption	118,057	118	14,108	—	—	14,226
Issue 487,070 shares for debenture redemption	487,070	487	58,204	—	—	58,691
Issue 800,000 shares to business advisors	800,000	800	107,200	—	—	108,000
Issue 3,130,267 shares for debenture redemption	3,130,267	3,130	355,587	—	—	358,717
Issue 1,083,607 shares pursuant to ratchet down rights	1,083,607	1,084	149,213	—	—	150,297
Issue 1,414,076 shares for debenture redemption	1,414,076	1,414	104,076	—	—	105,490
Comprehensive loss	—	—	—	—	(8,587,286)	(8,587,286)

Balance, December 31, 2006	73,447,619	73,447	19,963,497	(1,603,945)	(16,135,944)	2,297,055

See accompanying notes.

Fellows Energy Ltd.
Statements of Cash Flows

	Years Ended
	December 31,
	2006	2005
Cash flow from operating activities:

Net loss	$(8,590,847)	$(3,591,677)

Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	50,530	7,989
Gain on sale of unproved property	—	(1,550,797)
Gain from extinguishment of debt	—	(383,531)
Relinquishment of property option	3,289,387	1,143,882
Debt issue costs and discount amortization	1,740,462	819,622
Depreciation	100,233	13,391
Expenses paid with stock issuance	653,821	294,500
Expenses paid with stock issuance obligation	61,055	—
Interest paid with stock issuance	—	44,711
Changes in operating assets and liabilities:
Receivables	(216,402)	(100,058)
Prepaid expense	—	(15,000)
Deferred debt issue costs	(305,011)	(533,769)
Joint venture partner interest payable	99,167	—
Interest payable	234,819	—
Accounts payable	181,092	(120,708)
Net cash provided by (used in) operating activities	$(2,701,694)	$(3,971,445)

Cash flow from investing activities:
Purchase and sale of marketable securities	355,026	(413,545)
Deposits on unproved oil and gas property	716,000	(716,000)
Proceeds on sale of oil and gas property	—	2,038,206
Unproved oil and gas property additions	(405,364)	(2,163,456)
Restricted Cash	75,000	(100,000)
Purchase of equipment	(1,340,747)	(284,664)
Net cash provided by (used in) investing activities	$(600,085)	$(1,639,459)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	6,024,633
Payments on convertible debenture	(857,400)	—
Proceeds from issuance of common stock	—	945,650
Proceeds from notes payable	4,449,962	171,000
Payments on notes payable	(458,416)	(1,331,848)
Net cash provided by financing activities:	3,134,146	5,809,435

Net increase in cash and equivalents	(167,632)	198,531
Cash and equivalents at beginning of period	347,558	149,027

Cash and equivalents at end of period	$179,926	$347,558

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$81,750
Non cash:
Conversion of $350,000 convertible note into common stock	$—	$394,711
Acquisition of oil & gas interest in exchange for common stock (as restated)	$—	$600,000
Contribution of oil & gas interest in exchange for stock issuance	$196,000	$—
Convertible debenture paid with stock	$2,950,982	$829,218
Legal and advisory services in exchange for stock issuance obligation	$61,055	$—
Fees paid with stock	$85,000	$309,211
See accompanying notes.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

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

Cash Equivalents - We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, we had approximately $180,000 and $348,000 in cash equivalents respectively.

Fair Value of Financial Instruments - The carrying amount of our financial instruments, which includes cash and accounts payable, approximate their fair value due to the short period to maturity of these instruments.

Restricted Cash - Restricted cash is cash balances held in the form of bank certificates of deposit, and with the state of Utah as a reclamation bond. At December 31, 2006 and 2005, $160,000 and $235,000 respectively, of restricted cash was on deposit with custodians to secure reclamation of oil and gas property.

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

Comprehensive Loss - We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. For the years ended December 31, 2006 and 2005, our comprehensive loss was comprised of our net loss and any unrealized holding gain on our marketable securities as reported in our statements of operations.

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

Concentration of Credit Risk - Financial instruments that potentially subject us to concentration of credit risk consist of cash. At December 31, 2006, we had $79,926 in cash in excess of federally insured limits.

Oil and Gas Activity - We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2006.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2006, we still consider our acquired properties to be economically and operationally viable, in accordance with FAS 19.   In determining that there was no impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others. In addition, the Company had no unproved properties that were surrendered or abandoned during the year ended December 31, 2006 as a result of impairment.

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

Stock Options - On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest 6 months from the date of grant.  On November 1, 2006, we granted an option for 300,000 shares to our Vice President of Business Development.  The options vest 6 months from the date of grant.

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

Statement 123 and Statement 148, Accounting for Stock-Based Compensation Transition and Disclosure, require disclosure of pro forma information regarding net income and earnings per share. The Statements require that the information be determined as if we had accounted for employee stock options under the fair value method of the statements. We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for 2006 is as follows:

Year Ended December 31, 2006
Net loss	$(8,590,847)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(191,497)

Pro forma net loss	$(8,782,344)

Loss per share—as reported	$(0.11)
Loss per share—pro forma	$(0.11)

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

Note 2 – Asset Retirement Obligation - Significant Accounting Policies, continued

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets.  The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At December 31, 2006, the asset retirement obligation and accretion expense were not booked because these amounts were not considered to be material.

Note 3 - Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of December 31, 2006, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.  Although management believes that production from the Carbon County and Creston projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Note 4 – Note Receivable

In August and September 2005 as part of our earn-in arrangement, we agreed to advance Mountain Oil and Gas a total of $66,000 for purposes of working capital in exchange for oilfield and rig services.  Originally this balance was classified as a deposit, and has since been reclassified as a note receivable.  As indicated in the agreement, in the event that sufficient services were not performed, the amount was to be treated as a loan, and would take on a 12% interest payable beginning February of 2006.  The amount is secured with field equipment including a pumping unit, engine, treater, and rods.  We are in the process of negotiating repayment, and consider the amount fully collectible.

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. In the event that we were not paid by December 30, 2005, we are entitled to $160,000 of the net revenues from the 1-16A1E well beginning January 1, 2006.  Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of December 31, 2006, we have collected $20,000 on the note, and are negotiating payment or collection of security for the remaining portion.  We consider the remaining portion as fully collectible.

Note 5 – Sale of Unproved Property

In February 2005 we sold the Circus project for $2.04 million to an unrelated third party. We acquired the leases in October, 2004, with a total cost of $487,000 and thus realized a gain of $1.5 million on the sale. Additionally, we incurred $53,000 of closing cost on the sale.

Note 6 - Convertible Note Payable

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

Note 7 - Convertible Debentures

In June 2004 we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments, in a private placement to two purchasers. The convertible debenture is secured by our assets. In connection with the issuance, we also issued warrants to purchase up to 400,000 shares of common stock at $1.50 per share. The warrants are exercisable for two years following conversion of the convertible debenture at an exercise price of $1.50. The offering resulted in gross proceeds to us, prior to the deduction of fees and cost, of approximately $1,000,000. We used the proceeds from the offering for working capital and general corporate purposes.

The conversion price of the convertible debenture and the exercise price of the warrants are subject to customary anti-dilution rights. In addition, if we issue common stock at a price less than the conversion price of the convertible debenture, then the conversion price will be reduced to the lower price. Under such circumstances, the exercise price of the warrants will be adjusted to the same price as the conversion price. As part of the placement, we agreed to provide piggyback registration rights to register for resale all of the shares of common stock issuable upon conversion of the debenture and upon exercise of the warrants.  We are currently in negotiations to repay the convertible debenture.

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

In addition to the $933,052 cash discount, we also recorded a discount of $614,905 based on a Black-Scholes model valuation of the 2,072,000 warrants issued to the debenture holders and the 100,000 warrants issued to HPC Capital Management.

Note 8 - Notes Payable

Over the period October 2005 through December 2006 we borrowed a total of $1,747,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. During the 2006, we paid back a total of $301,000 in principal on the note.

Also in 2005, we entered into a 45-well workover program, the Creston Project, in which we completed and placed the first well into production in the first quarter of 2006.  We obtained $1.25 million in industry partner financing to carry the project forward. In connection with the transaction, we acquired the rights to up to a 75% working interest, reduced to 45% interest in 18 months, in the wells to be completed in the program as well as $1.25 million in project financing from an industry partner in exchange for 1,642,632 shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share.  The repayment of the $1.25 million in financing is secured with 1.8 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  At December 31, 2006 there was $900,000 outstanding on this financing.

In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest.  At December 31, 2006 all of the principal was outstanding on this financing.

In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of December 31, 2006, we have paid $139,000 towards the principal and interest.

In November 2004 we entered into a joint venture agreement with an unrelated company in which the company received a 50% interest in certain of our properties in exchange for a $2,000,000 commitment for exploration and drilling on the properties. In addition, the company loaned us $1,500,000, 50% of which was due on January 31, 2005 and we have repaid with interest and 50% of which was payable on April 30, 2005, with interest at 18%. This note was secured by all of our assets.  In February 2005 we paid $750,000 principal of the 18% $1,500,000 note payable to JMG, plus accrued interest of $82,000. In May 2005, we assigned our remaining 50% interest in the Gordon Creek and Weston County properties to JMG as full payment of the unpaid principal and accrued interest on the note. As part of the settlement agreement, JMG's commitment to spend $2,000,000 in exploration and drilling activity on the two projects by November 7, 2005 was terminated and JMG granted us the option to re-acquire our 50% ownership by June 30, 2005 for the amount of $391,000. We exercised this option in June 2005. Under this transaction, the Company removed itself from the liability of the note payable, and re-acquired the 50% ownership in the Gordon Creek and Weston County properties for $391,000. In connection with this transaction, we recorded a gain from extinguishment of debt of $383,531.

Note 9 - Common Stock

For debt service of our convertible debentures, we issued 2,513,630 shares , 4,033,043 shares, 4,739,696 shares, and 5,031,413 shares of common stock in the first, second, third and fourth quarters of 2006, respectively. First quarter redemption share payments amounted to 617,433 shares, 1,341,500 shares, and 554,697 shares at an average price of $0.37, $0.27, and $0.27 per share respectively. Second quarter redemption share payments amounted to 751,818 shares, 1,425,192 shares, 1,737,976 shares, and 118,057 shares at an average price of $0.27, $0.25, $0.21, and $0.27 per share respectively. Third quarter redemption payments amounted to 137,257 shares, 1,898,013 shares, 2,586,369 shares, and 118,057 shares at an average price of $0.29, $0.19, $0.14, and $0.12 per share respectively. Fourth quarter redemption payments amounted to 487,070 shares, 3,130,267 shares, and 1,414,076 shares, at an average price of $0.12, $0.12, and $0.08 per share respectively.

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

In October 2006, we issued 800,000 shares of common stock at $0.14 pursuant to a legal consulting agreement.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

In November 2006, we issued 1,083,607 shares of common stock at $0.14 in accordance with ratchet down rights under the May 18, 2005 private placement

As of December 31, 2006, we intend to issue common stock for obligations amounting to $76,000.

Note 9 - Related Party Transactions

Over the period October 2005 through December 2006 we borrowed a total of $2,034,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. During the 2006, we paid back a total of $301,000 in principal on the note.

Note 10 – Property Reserves (Unaudited)

The following reserve quantity and future net cash flow information represents proved reserves located in the State of Utah in the United States. The reserves as of December 31, 2006 have been estimated by MHA Petroleum Consultants, independent petroleum engineers.  We did not have any proved reserves in the State of Utah at December 31, 2005.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2006 were based on the Nymax forecasted prices and costs.  Future production costs are based on year-end costs and include severance taxes.  The present value of future cash inflows is based on a 10% discount rate.

Reserve Quantities

Table 1	Gas
MMcf

Proven developed producing reserves	1,362
Proven developed non-producing reserves	2,231
Proven undeveloped reserves	6,931

Total proved reserves as of December 31, 2006	10,524

Probable reserves	3,780
Possible reserves	12,600

Total proved , possible, and probable reserves as of December 31, 2006	26,904

Standardized Measure of Discounted Future Net Cash Flows

Table 2 ( In thousands)	December 31,
2006
Future cash flows	$76,363
Future production and development costs	(1,680)
Future income taxes	(30,624)
Future net cash flows before discount	$44,059
10% discount to present value	(4,005)
Standardized measure of discounted
future net cash flows	$40,054

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

Table 3
Production and Sales Data	December 31,
2006
Natural gas production (Mcf)	235,378
Average sales price per Mcf	$5.5

Expenses per Mcf
Lease operating	$1.91
Gathering	$0.94
General and administrative	$9.73
Depletion and accretion	$.31

Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2006, we spent $1,027,000 in development and exploration activities.  During the year ended December 31, 2005, we spent $1,141,000 on development and exploration activities, and $738,000 on the acquisition of acreage and option maintenance for John’s Valley, Overthrust, and the Bacaroo project.  As of December 31, 2006, we held a working interest of approximately 46% in 5,953 gross acres (2,440 net acres) located in Carbon County, Utah.  As of December 31, 2006, we held an interest in four gross (1.84 net) producing and four gross shut-in (1.84 net) gas wells located on these properties.

 Table 4 presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

Table 4	December 31,
	2006	2005
Property acquisition costs:
Unproved	$-	$738,241
Proved	1,200,000	300,000
Exploration	564,196	1,141,202
Development	463,263	-

	$2,227,459	$2,179,443

Productive Wells and Acreage

Table 5 summarizes our productive and shut-in gas wells as of December 31, 2006.  Productive wells are producing wells and wells capable of production.  Shut-in wells are wells that are capable of production but are not producing.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Table 5	Productive gas wells
	Gross	Net
Producing gas wells	4	1.8
Shut-in gas wells	4	1.8

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Undeveloped Acreage

Table 6 summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2006.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves.  Developed acres are acres that are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acres are the sum of our fractional interests owned in the gross acres.  The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  In certain leases, our ownership is not the same for all depths.  The net acres in these leases are calculated using the greatest ownership interest at any depth.  Generally, this greater interest represents our ownership in the primary objective formation.

Table 6
Summary of Acreage	Undeveloped acres		Developed acres
	Gross	Net	Gross	Net
Utah	14,242	1,752	5,953	2,440
Wyoming	33,486	19,604	–	–
Colorado	3,440	3,440	–	–

Total acres	51,168	24,796	5,953	2,440

Note 11 - Income Tax

At December 31, 2006, we have available for federal income tax purposes a net operating loss carryforward of approximately $10,600,000, expiring at various times through 2024 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $3,600,000 at December 31, 2006. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(3,600,000) has been provided for the deferred tax assets. The following table reports our carryforwards and the related deferred tax assets by year through December 31, 2006:

Year	NOL carryforward	Deferred tax asset

2001	$10,241	$3,481
2002	21,560	7,330
2003	122,915	41,791
2004	3,138,118	1,066,960
2005	1,957,800	665,700
2006	5,301,500	1,802,500
Less: valuation allowance	—	(3,587,762)

Totals:	$10,582,157	$—

Note 12 - Commitments and contingencies

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Note 13 - Subsequent Events

On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,199.95 in face amount of debentures maturing September 16, 2008 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

In addition, we issued warrants to the investors, expiring June 17, 2008, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649 (the “June Warrants”). In addition, the exercise price of the June Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

If in any period of 20 consecutive trading days our stock price exceeds 250% of the June Warrants’ exercise price, all of the June Warrants shall expire on the 30th trading day after we send a call notice to the June Warrant holders. If at any time after one year from the date of issuance of the June Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the June Warrants, then the holder may exercise the June Warrant at such time by means of a cashless exercise.

September 2005 Financing

On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors, Palisades and Crescent for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2008 (the “September Debentures” and together with the June Debentures, the “Old Debentures”). The September

Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

In addition, we issued warrants to the investors, expiring September 21, 2008, to purchase 2,172,000 shares of restricted common stock, exercisable at a per share of $0.80 (the “September Warrants” and together with the June Warrants, the “Old Warrants”). In addition, the exercise price of the September Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

If in any period of 20 consecutive trading days our stock price exceeds 250% of the September Warrants’ exercise price, all of the September Warrants shall expire on the 30th trading day after we send a call notice to the September Warrant holders. If at any time after one year from the date of issuance of the September Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the September Warrants, then the holder may exercise the September Warrant at such time by means of a cashless exercise.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Restructuring

On February 15, 2007, the following transactions took place with regards to the Old Debentures and Old Warrants:

1)           JGB entered into an assignment agreement with Crescent, pursuant to which Crescent purchased from JGB the June Debentures issued to JGB.  The face value of the June Debentures issued to JGB at the time of the transaction was $333,333.33 and Crescent paid $250,000 to JGB for the assignment;
2)           We entered into a settlement agreement with JGB for the sum of $83,333.33.  We amended the terms of the Old Warrants held by JGB to remove the ratchet and call provisions and JGB agreed to release any shares reserved for issuance of the Old Warrants and to not exercise such Old Warrants until we obtain an increase in the authorized shares of common stock.  Upon obtaining the increase in authorized shares, we agreed to issue JGB 500,000 shares of restricted common stock;
3)           We entered into a first amendment and waiver agreement with Palisades for the amendment of the Old Debentures issued to Palisades (the “Palisades Amendment Agreement”); and
4)           We entered into a first amendment and waiver agreement with Crescent for the amendment of the Old Debentures issued to JGB (and purchased by Crescent) and Crescent (the “Crescent Amendment Agreement” and together with the Palisades Amendment Agreement, the “Restructuring Amendments”).

Palisades and Crescent agreed to amend the Old Debentures to remove the mandatory monthly liquidation provision and to amend the fixed conversion price of the Old Debentures to $0.1375 (the “Fixed Conversion Price”).  As a result, the principal amount remaining on the Old Debentures is now due and payable at maturity, unless sooner converted into shares of common stock by the investors, at the Fixed Conversion Price.  Palisades and Crescent further agreed to waive any and all existing defaults under the Old Debentures.

Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433.15 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for monthly redemptions owed to Palisades on December 1, 2006 and January 1, 2007 and February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered thereunder for Palisades pursuant to the Old Debentures.  As a result of the Monthly Redemption Shares, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

We agreed to pay Palisades a forbearance fee of $150,000 a month, for six months, which fee was paid in shares of common stock at an issuance price of $0.1375, for a total issuance of 5,454,546 shares of restricted common stock.  In addition, we agreed to issue Palisades 1,449,825 shares of common stock as a commitment fee for the restructuring of the Old Debentures.

In connection with the restructuring, we executed a security agreement (the “Security Agreement”) in favor of Palisades and JGB granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property, except for our Carbon County prospect, which Palisades and JGB took a second priority interest and for our Carter Creek and Weston County prospects, which the investors were not granted any security interest.  The Security Agreements state that if an event of default occurs under the Old Debentures or Security Agreement, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

 On February 15, 2007, we closed a financing pursuant to a securities purchase agreement with Palisades for the issuance of a $714,500 face amount debenture maturing September 15, 2007 (the “New Debenture”). The New Debenture does not accrue interest and the investors paid $500,000 for the New Debenture. We paid a commission of $100,000 to HPC Capital Management (a registered broker-dealer) in connection with the transaction, resulting in net proceeds to us of $400,000 before our legal fees. We used the net proceeds to pay our settlement agreement payment to JGB, repayment of a bridge loan to Petro Capital Securities, LLC and the remainder for general working capital purposes. We also issued HPC Capital Management 6,458,063 shares of restricted common stock and agreed to issue an additional 1,041,937 shares of restricted common stock upon obtaining an increase in our authorized shares of common stock, which shares are additional compensation for its services in connection with the transaction with the investors

The convertible debentures are secured and are convertible into our common stock, at Palisades option, at a fixed conversion price of $0.1375. Based on this conversion price, the $714,500 secured convertible debenture is convertible into 5,196,364 shares of our common stock.

In the event of default, the investors may require payment, which shall be the greater of: (A) 130% of the principal amount of the face amount of the debenture to be prepaid, or (B) the principal amount of the debenture to be prepaid, divided by the conversion price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is greater

The conversion price of the debenture may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the investor’s position.

The Company has agreed to file a registration statement with the Securities and Exchange Commission to cover the future sale by the investors of the shares issuable upon conversion of the Old and New Debentures. If the registration statement is not filed by the filing deadline or if the registration statement is not declared effective by the effective deadline, we are required to pay liquidated damages to the investors.

.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 10, 2006, Fellows Energy, Ltd. (the “Company”) engaged the firm of Mendoza Berger & Company, LLP (“Mendoza Berger”) to serve as its independent registered public accountants for the fiscal year ending December 31, 2005.  On March 9, 2006, the Company notified Hall and Company, CPAs (“Hall and Company”) that it was terminating Hall and Company’s services.  The decision to change accountants was recommended and approved by the Company’s Audit Committee and Board of Directors.  The Company decided to switch its independent registered public accountanting firm because the audit engagement partner it had worked with at Hall and Company left to join Mendoza Berger.  The Company believes this partner’s intimate knowledge of its operations from inception merits a transition to Mendoza Berger.

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

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
George S. Young	55	Chairman, Chief Executive Officer and President
Steven L. Prince	48	Vice President and Director

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

George S. Young

On January 5, 2004, our board of directors appointed Mr. Young as our President, Chief Executive Officer and Chairman of the board of directors. Mr. Young is an experienced business executive in the mining and petroleum industries. He is an attorney and engineer by profession, and began his legal career in the law department of Exxon Company USA. Mr. Young also worked at Kennecott Copper Corporation as a metallurgical engineer involved in the construction and start-up of a new copper smelter. From 1998 to 2002, Mr. Young practiced natural resource law in Salt Lake City, Utah. Prior to that Mr. Young was the President of Oro Belle Resources Corporation in Golden, Colorado from 1996 to 1998. Previous positions also include General Counsel and Acting General Manager for the Intermountain Power Project, a $4.4 billion coal-fired power project; Domestic Minerals Division Counsel for Getty Oil Company; and General Counsel for Bond International Gold, Inc. Mr. Young currently serves as a director of Palladon Ventures Ltd., a British Columbia corporation which trades on the TSX Venture Exchange under the trading symbol PLL.V, and International Royalty Corporation, a company listed on the Toronto Stock Exchange and the American Stock Exchange. Mr. Young is the sole owner, officer and director of Diamond Oil & Gas Corporation, a privately held Nevada corporation. He holds a B.Sc. in Metallurgical Engineering, which he earned in 1975 from the University of Utah and a J.D. degree, which he earned in 1979 from the University of Utah. Mr. Young is a member of the Society of Mining Engineers, and the state bars of Utah, Colorado and Texas.

Steven L. Prince

As of January 5, 2004, our board of directors appointed Mr. Prince as our Vice President and a member of our board of directors. Mr. Prince is a petroleum engineer with over 20 years of operating experience in conventional oil and gas drilling and in coal bed natural gas drilling and field development. Prior to joining Fellows Energy, Mr. Prince had been the Senior Petroleum Engineer for the Navajo Nation of Indians. From 2001 to 2003, Mr. Prince was the Operations Manager for Coal Bed Methane Production Consultants. From 1997 to 2002, he served as Executive Director of the Castle Valley Gas Producers Council, a gas industry trade association. Previous positions also include Drilling Engineer for Shell Western Exploration & Production; Operations Manager and Engineering Manager for River Gas Corporation, Facilities Engineer for Atlantic Richfield Co., and Production Engineer for Amoco Production Co.  Mr. Prince is a member of the Society of Petroleum Engineers.  Mr. Prince received his B.S. in Petroleum Engineering with honors from Montana College of Mineral Science and Technology in 1987.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

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

 ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year.  We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George S. Young, CEO, Principal Executive Officer	2006	$120,000	$2,000						$122,000
Steven Prince, VP of Operations	2006	$108,000	$2,000						$110,000

Outstanding Equity Awards at Fiscal Year-End Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George Young	300,000			$0.80	October 3, 2015
Steven Prince	300,000			$0.80	October 3, 2015

Employment Agreements with Executive Officers

None.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors did not receive any compensation for their services during fiscal year 2006.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2007

 by each person who is known by us to beneficially own more than 5% of our common stock;
 by each of our officers and directors; and
 by all of our officers and directors as a group.

NAME AND ADRESS		NUMBER OF		PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)		CLASS (2)

George S. Young	Common Stock	3,800,000	(3)	3.8%
1942 Broadway St., Suite 320
Boulder, CO 80302

Steven L. Prince	Common Stock	300,000	(4)	*
1942 Broadway St., Suite 320
Boulder, CO 80302

All Officers and Directors	Common Stock	4,100,000	(3)	4.4%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 100,000,000 shares of common stock outstanding as of April 11, 2007.

(3) Includes 300,000 shares issuable pursuant to options and 3,500,000 shares owned by Diamond Oil & Gas Corporation, of which Mr. Young is the sole owner and is therefore deemed to be the beneficial owner.

(4) Includes 300,000 shares issuable pursuant to options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since the beginning of our prior fiscal year, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

3.1
Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the "Commission") on August 10, 2001, and incorporated herein by reference.

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

4.11
Form of Securities Purchase Agreement of Fellows Energy Ltd. dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.12
Form of Debenture issued by the Company, dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.13
Form of Warrant to purchase Common Stock of the Company, dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.14
Form of Registration Rights Agreement of Fellows Energy Ltd. dated September 21, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 22, 2005, and incorporated herein by reference

4.15
First Amendment and Waiver Agreement, dated as of February 15, 2007, by and between Fellows Energy Ltd. and Palisades Master Fund, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

4.16
First Amendment and Waiver Agreement, dated as of February 15, 2007, by and between Fellows Energy Ltd. and Crescent International Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

4.17
Securities Purchase Agreement by and between Fellows Energy Ltd. and Palisades Master Fund, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

4.18	Debenture issued to Palisades Master Fund, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

4.19
Registration Rights Agreement by and between Fellows Energy Ltd. and Palisades Master Fund, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

4.20
Security Agreement by and among Fellows Energy Ltd., Palisades Master Fund, L.P. and Crescent International Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

10.1
Purchase Agreement of October 22, 2003 with Diamond Oil and Gas Corporation, filed as an exhibit to the proxy statement on Schedule 14A filed with the Commission on October 22, 2003, and incorporated herein by reference.

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

10.17
Settlement Agreement, dated as of February 15, 2007, by and between Fellows Energy Ltd. and JGB Capital, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $89,778 and $105,823, respectively.

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

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2005 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: April 20, 2007	By: /s/ GEORGE S. YOUNG
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

Name	Position	Date

/s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), President and Chairman of the Board	April 20, 2007

/s/ STEVEN L. PRINCE Steven L. Prince	Director	April 20, 2007