Form 10QSB
period 2007-05-14
FELLOWS ENERGY LTD
filed 2007-05-16
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1942 Broadway St., Suite #320 Boulder, CO 80302 (Address of Principal Executive Offices)

(303) 926-4415
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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2007 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Assets
Cash and Cash Equivalents	$58,847	$179,926
Interest Receivable	4,499	2,568
Accounts Receivable	66,247	80,258
Note Receivable	233,633	233,634
Prepaids	2,732	—
Total current assets	365,958	496,386

Proved and unproved oil & gas property	7,481,406	7,468,809

Equipment, net of $158,275 and $118,651 accumulated depreciation respectively	1,481,080	1,509,932
Restricted cash	160,000	160,000
Deferred financing costs	756,500	228,758

Total assets	$10,244,944	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$387,332	$359,662
Joint venture partner interest payable	96,627	99,167
Taxes payable	9,333	9,433
Interest payable current portion	225,700	205,700
Notes payable current portion	1,583,268	1,583,111
Convertible debenture current portion	2,943,755	1,608,433

Total current liabilities	5,246,015	3,865,506

Interest payable – net of current portion	204,516	154,819
Notes payable – related party	1,963,000	1,733,000
Notes payable – net of current portion	377,786	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 73,447,619 shares issued and outstanding	100,000	73,447
Additional paid-in capital	22,200,001	19,963,497
Stock issuance obligation	154,830	61,055
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(18,336,204)	(16,135,944)

Total stockholders’ equity	2,453,627	2,297,055

Total liabilities and stockholders’ equity	$10,244,944	$9,863,885

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue	$111,410	$60,915

Operating expense
Exploration and production	94,547	216,072
General and administrative	1,557,573	692,135

Operating (loss)	(1,540,710)	(847,292)

Other income (expense)
Interest expense	(662,995)	(16,999)
Project revenue applied as credit to purchase	—	198,361
Note receivable default penalty	—	80,000
Insurance rebates and project purchase credit	—	19,993
Miscellaneous income (expense)	12,691	—
Total other income (expense)	(650,304)	281,355

Income (loss) before income tax	(2,191,014)	(565,937)

Income tax expense	—	—
Deferred tax benefit	—	—

Net income (loss)	$(2,191,014)	$(565,937)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	14,124
Comprehensive Income (loss)	$(2,191,014)	$(551,813)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.01)
Basic and diluted weighted average shares outstanding	88,250,100	54,471,773

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(2,191,014)	$(565,937)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	20,496
Debt issue costs and discount amortization	—	435,116
Depreciation	39,624	7,277
Expenses paid with stock issuance	1,581,710	—
Expenses paid with stock issuance obligation	93,774	—
Changes in operating assets and liabilities:
Receivables	(12,080)	(201,829)
Prepaid expense	(2,732)	(2,794)
Deferred financing costs	(527,742)	76,252
Accounts payable	27,670	54,335
Interest payable	20,000	145,700
Joint venture partner interest payable	(2,640)	60,915
Net cash provided by (used in) operating activities	(973,430)	29,531

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	85,411
Deposits	—	554,000
Unproved oil and gas property additions	(12,597)	(445,000)
Restricted Cash	—	(25,000)
Purchase of equipment	(10,772)	(1,148,607)
Net cash provided by (used in) investing activities	(23,369)	(979,196)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Payments on convertible debenture	(50,183)	(260,499)
Borrowings on note payable	261,459	1,070,119
Payments on notes payable	(50,057)	(134,000)
Net cash provided by (used in) financing activities:	875,719	675,620

Net increase (decrease) in cash and equivalents	(121,080)	(274,045)
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$58,846	$73,513

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Convertible debenture paid with stock issuance	$31,250	$740,231
Legal and advisory services in exchange for stock issuance obligation	$61,055	$—
Fees paid with stock	$1,581,710	$—

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and itme 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as the 10-QSB for the quarters ended June 30, 2006 and September 30, 2006. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those statements.

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
Notes to Unaudited Financial Statements
March 31, 2007

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the three months ended March 31, 2007 and 2006 would have been the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2007: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the first quarter of 2007 is as follows (in thousands, except per share amounts).

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Net loss as reported	$(2,191,014)	$(565,937)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(10,077)	(13,955)

Pro forma net loss	$(2,201,091)	$(579,892)

Basic and diluted loss per share—as reported	$ (0.02)	$ 0.00

Pro forma basic and diluted loss per share	$ (0.02)	$ -nil-

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

Reclassifications

We have made certain reclassifications to the 2006 financial statements to conform with the 2007 financial statement presentation.

Note 2 – Asset Retirement Obligation

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At March 31, 2007, the asset retirement obligation and accretion expense were not booked because these amounts were not considered to be material.

Note 3—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of March 31, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.  Although management believes that production from the Carbon County and Creston projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects.

Note 4—Deposits

In March of 2006, we acquired the interests in one producing property and maintained our interest in three other exploration oil and gas properties. The project we acquired is known as the Carbon County project. As of March 31, 2007 we have no have funds held on deposit for properties.

Note 5—Notes Receivable

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

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. In the event that we were not paid by December 30, 2005, we are entitled to $160,000 of the net revenues from the 1-16A1E well beginning January 1, 2006.  Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of March 31, 2007, we have collected $20,000 on the note, and are negotiating payment or collection of security for the remaining portion.  We consider the remaining portion as fully collectible.

Note 6—Notes Payable

At March 31, 2007, we owed $1,963,000 on an unsecured 8% demand note payable to an entity controlled by our CEO.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward, in exchange for 1.6 million shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share. The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of March 31, 2007, we have paid $167,000 towards the principal and interest.

In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of March 31, 2006, we have paid $170,000 towards the principal and interest.

Note 7—Related Party Transactions

At March 31, 2007 we owed $1,963,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward, in exchange for 1.6 million shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share. The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.

Note 8—Common Stock

We issued 11,189,947 shares of common stock in the first quarter of 2007, for the debt service of our convertible debentures.  The first quarter redemption share payments amounted to 1,075,343 shares, 118,057 shares, and 9,996,547 shares at an average price of $0.06 per share.

In addition to the redemption issuances above, we issued 5,454,546 at $0.1375, 1,449,825 at $0.09, and 6,458,063 at $0.09 in connection with the convertible debenture restructuring.  We also committed to issue 1,041,937 shares upon obtaining an increase in our authorized shares of common stock.

In January 2007, we issued 2,000,000 shares at $0.06 to our legal counsel as payment for services relating to the debenture restructuring as well as outstanding legal fees.

Note 9 —Convertible Debentures Restructuring

On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,200in face amount of debentures maturing September 16, 2008 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

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

Restructuring

On February 15, 2007, the following transactions took place with regards to the Old Debentures and Old Warrants:

1)
JGB entered into an assignment agreement with Crescent, pursuant to which Crescent purchased from JGB the June Debentures issued to JGB.  The face value of the June Debentures issued to JGB at the time of the transaction was $333,333 and Crescent paid $250,000 to JGB for the assignment;

2)
We entered into a settlement agreement with JGB for the sum of $83,333.  We amended the terms of the Old Warrants held by JGB to remove the ratchet and call provisions and JGB agreed to release any shares reserved for issuance of the Old Warrants and to not exercise such Old Warrants until we obtain an increase in the authorized shares of common stock.  Upon obtaining the increase in authorized shares, we agreed to issue JGB 500,000 shares of restricted common stock;

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for monthly redemptions owed to Palisades on December 1, 2006 and January 1, 2007 and February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered thereunder for Palisades pursuant to the Old Debentures.  As a result of the Monthly Redemption Shares, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

Note 10—Proved and Unproved Oil and Gas Property

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

The purchase option called for an acquisition price of $3 million, and we closed the purchase of the acquisition on March 13, 2006 with an industry partner, Thunderbird Energy Corporation (“TBD”) formerly MBA Resource Corp. of Canada. TBD paid $1.5 million and arranged third party financing of $750,000 toward the $3 million purchase price in exchange for a 50% interest in the project. We previously paid a deposit toward the purchase price and received production credits since October 1, 2005. We thus acquired a 50% interest in the project with only an additional payment of $241,000. Together with TBD we formed Gordon Creek, LLC, a joint operating company incorporated in the state of Utah to carry out gas production and drilling operations as well as gas gathering activities for both project gas and adjacent third party production.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2007

Overthrust, Utah and Wyoming

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

Johns Valley Project, Utah

In 2004, we acquired an agreement with Johns Valley Limited Partnership whereby we have the option to earn a 70% working interest in 25,201 acres of oil and gas leases from the Utah School and Institutional Trust Lands Administration. Due to permitting delays and other operating parameters in the field, we negotiated to restructure the potential option and the timing and amounts of our work commitments as provided under the option assignment agreement. During the fourth quarter of 2006, due to capital constraints, we determined not to pursue the option on this project and relinquished our rights related thereto.

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

The operations we plan for 2007 include continuing development drilling and reworking activities on the Carbon County, exploring leases on the other projects we have acquired as well as seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and continue to produce substantial additional commercial quantities of oil and gas, including coalbed methane, on the properties, although no assurances can be given that commercial quantities are available, if at all.

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

Results of Operations

Revenue. For the three months ended March 31, 2007, we earned approximately $111,000 from our Creston project and newly acquired Carbon County project, compared to $61,000 revenue for the three months ended March 31, 2006.

Operating expense. For the three months ended March 31, 2007, our operating expense was approximately $1,558,000, compared to $847,000 for the three months ended March 31, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  $1,183,000 of the total $1,558,000 expense consisted of fees related to the debenture restructuring.

Interest expense. We incurred interest expense of $663,000 for the three months ended March 31, 2007, compared to $17,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

For the quarter ended March 31, 2006, we had a net loss of $567,000. For the quarter ended March 31, 2007, we incurred a net loss of $2,191,000. At March 31, 2007, we had $59,000 of cash and cash equivalents, total current assets of $366,000, and current liabilities of $5,246,000 for working capital of $(4,880,000).

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

Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for monthly redemptions owed to Palisades on December 1, 2006 and January 1, 2007 and February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered thereunder for Palisades pursuant to the Old Debentures.  As a result of the Monthly Redemption Shares, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

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

            Cash flow. For the three months ended March 31, 2007, we used $973,000 in our operating activities. We used $23,000 in investing activity for property and option acquisitions, and obtained $876,000 in financing activity from capital obtained through financings. We decreased our December 31, 2006 cash balance of $180,000 to $59,000 at March 31, 2007.

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expense, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates and judgments form the basis for determining the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These carrying values are some of the most significant accounting estimates inherent in the preparation of our financial statements. These accounting policies are described in relevant sections in this discussion and in the notes to the financial statements included in our December 31, 2006 Form 10-KSB Annual Report.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Part II: Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our annual report on Form 10-KSB, filed with the Commission on April 20, 2007, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

On February 15, 2006, we closed a financing pursuant to a securities purchase agreement with Palisades for the issuance of a $714,500 face amount debenture maturing September 15, 2007 (the “New Debenture”). The New Debenture does not accrue interest and the investors paid $500,000 for the New Debenture. We paid a commission of $100,000 to HPC Capital Management (a registered broker-dealer) in connection with the transaction, resulting in net proceeds to us of $400,000 before our legal fees. We used the net proceeds to pay our settlement agreement payment to JGB, repayment of a bridge loan to Petro Capital Securities, LLC and the remainder for general working capital purposes.  We also issued HPC Capital Management 6,458,063 shares of restricted common stock and agreed to issue an additional 1,041,937 shares of restricted common stock upon obtaining an increase in our authorized shares of common stock, which shares are additional compensation for its services in connection with the transaction with the investors.

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

                                                                                       FELLOWS ENERGY LTD.

Date: May 16, 2007	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)