Form 10QSB
period 2007-08-20
FELLOWS ENERGY LTD
filed 2007-08-21
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets
	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and Cash Equivalents	$35,494	$179,926
Interest Receivable	4,499	2,568
Accounts Receivable	42,907	80,258
Note Receivable	233,633	233,634
Prepaids	—	—
Total current assets	316,533	496,386

Proved and unproved oil & gas property	5,407,398	7,468,809

Equipment, net of $196,686 and $118,651 accumulated depreciation respectively	1,419,119	1,509,932
Deposits	28,000
Restricted cash	160,000	160,000
Deferred financing costs	598,177	228,758

Total assets	$7,929,227	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$442,730	$359,662
Joint venture partner interest payable	116,347	99,167
Taxes payable	10,103	9,433
Interest payable current portion	245,700	205,700
Notes payable current portion	1,342,163	1,583,111
Convertible debenture current portion	3,313,174	1,608,433

Total current liabilities	5,470,217	3,865,506

Interest payable – net of current portion	106,250	154,819
Notes payable – related party	2,495,547	1,733,000
Notes payable – net of current portion	311,622	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 73,447,619 shares issued and outstanding	100,000	73,447
Additional paid-in capital	22,200,000	19,963,497
Stock issuance obligation	154,830	61,055
Stock pledged as collateral	(1,665,000)	(1,665,000)
Accumulated deficit	(21,244,237)	(16,135,944)

Total stockholders’ equity	(454,408)	2,297,055

Total liabilities and stockholders’ equity	$7,929,227	$9,863,885

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$—	$282,926	$—	$343,841

Operating expense
Exploration and production	—	348,124	—	564,196
General and administrative	219,565	1,302,310	1,780,204	1,994,445
Relinquishment of Property	2,075,368	—	2,075,368	—

Operating (loss)	(2,294,933)	(1,367,508)	(3,585,572)	(2,214,800)

Other income (expense)
Interest expense	(114,383)	(59,758)	(777,378)	(76,757)
Project revenue applied as credit to purchase	—	—	—	198,361
Note receivable default penalty	—	—	—	80,000
Re-sale of pipe	—	34,644	—	34,644
Insurance rebates and project purchase credit	—	—	—	19,993
Miscellaneous income (expense)	3,739	365	16,430	365
Total other income (expense)	(110,645)	(24,749)	(760,948)	256,606)

Income (loss) from continuing operations before income tax	(2,422,189)	(1,392,257)	(4,616,520)	(1,958,194)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Income (loss) from continuing operations	$(2,405,578)	$(1,392,257)	$(4,616,520)	$(1,958,194)

Revenue from discontinued operations	—	—	108,344	—
Expenses from discontinued operations	16,612	—	111,159	—

Income (loss) from discontinued operations	(16,612)	—	(2,815)	—

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	(9,641)	—	4,483
Comprehensive Income (loss)	$(2,422,189)	$(1,401,898)	$(4,619,335)	$(1,953,711)

Basic and diluted earnings (loss) per share	$(0.03)	$(0.02)	$(0.07)	$(0.03)
Basic and diluted weighted average shares outstanding	100,000,000	59,930,245	93,746,765	57,591,674

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(4,619,335)	$(1,958,194)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	—	50,530
Debt issue costs and discount amortization	—	870,231
Depreciation	78,035	27,541
Expenses paid with stock issuance	1,581,710	—
Expenses paid with stock issuance obligation	93,774	—
Changes in operating assets and liabilities:
Receivables	(27,356)	(320,484)
Prepaid expense	(8,065)	(213)
Deferred financing costs	—	152,506
Accounts payable	17,851	83,126
Interest payable	40,000	165,700
Joint venture partner interest payable	(83,068)	123,584
Net cash provided by (used in) operating activities	(2,760,317)	(805,673)

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	355,026
Deposits	(28,000)	554,000
Unproved oil and gas property additions	(8,675)	(686,000)
Unproved oil and gas property relinquishment	2,075,368	—
Restricted Cash	—	(25,000)
Purchase of equipment	7,496	(1,207,485)
Net cash provided by (used in) investing activities	2,046,190	(1,009,459)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Payments on convertible debenture	(50,183)	(501,453)
Borrowings on note payable	240,948	2,700,000
Payments on notes payable	(335,570)	(290,639)
Net cash provided by (used in) financing activities:	569,695	1,907,908

Net increase (decrease) in cash and equivalents	(144,432)	92,776
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$35,494	$440,334

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Convertible debenture paid with stock issuance	$31,250	$1,696,424
Legal and advisory services in exchange for stock issuance obligation	$61,055	$159,493
Fees paid with stock	$1,581,710	$—

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and itme 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as the 10-QSB for the quarters ended March 31, 2007 and September 30, 2006. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the six months ended June 30, 2007 and 2006 would have been the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2007: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the second quarter of 2007 is as follows (in thousands, except per share amounts).

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Net loss as reported	$(4,619,335)	$(1,958,829)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(20,154)	(13,955)

Pro forma net loss	$(4,639,489)	$(1,972,784)

Basic and diluted loss per share—as reported	$ (0.00)	$ 0.00

Pro forma basic and diluted loss per share	$ (0.00)	$ nil-

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At June 30, 2007, the asset retirement obligation and accretion expense were not considered to be material.

Note 3—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of June 30, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.  Although management believes that production from the Carbon County and Creston projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects.

Note 4—Deposits

In March of 2006, we acquired the interests in one producing property and maintained our interest in three other exploration oil and gas properties. The project we acquired is known as the Carbon County project. As of June 30, 2007, we have $28,000 held on deposit for properties.

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

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. In the event that we were not paid by December 30, 2005, we are entitled to $160,000 of the net revenues from the 1-16A1E well beginning January 1, 2006.  Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of June 30, 2007, we have collected $20,000 on the note, and are negotiating payment or collection of security for the remaining portion.  We consider the remaining portion as fully collectible.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

Note 6—Notes Payable

At June 30, 2007, we owed $2,343,000 on an unsecured 8% demand note payable to an entity controlled by our CEO.

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

In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of June 30, 2007, we have paid $226,000 towards the principal and interest.

In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of June 30, 2006, we have paid $170,000 towards the principal and interest.

Note 7—Related Party Transactions

At June 30, 2007 we owed $2,343,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

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

We issued no stock during the second quarter of 2007, as all authorized stock is issued and outstanding.

Note 9 —Convertible Debentures Restructuring

On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,200 in face amount of debentures maturing September 16, 2008 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

In connection with the sale of the interests in the Carbon County project, the Company negotiated, subject to final documentation and applicable approvals, to redeem the outstanding convertible debentures held by Palisades Master Fund, L.P. ("Palisades") and Crescent International Ltd. ("Crescent") (including those formerly held by JGB Capital L.P.).  With the funds received from the sale of the Carbon County Project, Fellows redeemed a portion of the outstanding debentures, and will redeem, at a discount to face value, the remaining outstanding debentures issued to Palisades and Crescent by December 2007. Fellows plans to obtain the financing to make such payments from joint venture financings currently being negotiated on a portion of its other projects.   See Note 11 – “Subsequent Events.”

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

Subsequently on August 6, 2007, Fellows Energy Ltd. (the “Company”) entered into a purchase and sale agreement (the “Agreement”) with Thunderbird Energy Inc. (“Thunderbird”), pursuant to which the Company sold its interests in the Carbon County project (“Carbon County”) to its joint venture partner, Thunderbird. Thunderbird paid $1.65 million in cash directly to Fellows debenture holders, approximately $12,800 to Thames River, LLC for services rendered to the Company and approximately $237,000 to the Company. Thunderbird also assumed $1.1 million in liabilities from the Company.  See Note 11 - “Subsequent Events” for more discussion.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

During the second quarter of 2007, we have agreed for the expenditure of funds by a Thunderbird Energy Corp for the drilling and completion of three wells to the Dakota formation. We estimate that the cost of such drilling will be approximately $3.5 million. Upon the completion of such expenditures within the next 24 months, Thunderbird will receive an additional 25% working interest in the Weston County project. We will reserve the option to commence drilling under the previous joint venture structure if Thunderbird does not commence drilling by May 31, 2008.

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

Based on exploration results, JMG Exploration has indicated its intent to sell a portion of its working interest to Enterra Energy Trust in an arrangement under which JED Oil, Inc. under a development agreement with Enterra, will complete any development programs on the projects.  The Company now anticipates that Thunderbird Energy Inc. (its former joint venture partner on the adjacent Carbon County project) will acquire the interests of JMG Exploration and proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.  See Note 11 -  “Subsequent Events.”

Carter Creek, Wyoming

In 2004 we purchased the 10,678-acre Carter Creek Project in the southern Powder River Basin.   Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities, and during the quarter, we dropped the project due to capital constraints.  This amounted to $2,075,368.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

Note 11: - Subsequent Events.

On August 6, 2007, Fellows Energy Ltd. (the “Company”) entered into a purchase and sale agreement (the “Agreement”) with Thunderbird Energy Inc. (“Thunderbird”), pursuant to which the Company sold its interests in the Carbon County project (“Carbon County”) to its joint venture partner, Thunderbird. Thunderbird paid $1.65 million in cash directly to Fellows debenture holders, approximately $12,800 to Thames River, LLC for services rendered to the Company and approximately $237,000 to the Company. Thunderbird also assumed $1.1 million in liabilities from the Company.

The Company now anticipates that Thunderbird will continue in its negotiations to acquire the interests of JMG Exploration and proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.

In connection with the sale of the interests in the Carbon County project, the Company negotiated, subject to final documentation and applicable approvals, to redeem the outstanding convertible debentures held by Palisades Master Fund, L.P. ("Palisades") and Crescent International Ltd. ("Crescent") (including those formerly held by JGB Capital L.P.).  With the funds received from the sale of the Carbon County Project, Fellows redeemed a portion of the outstanding debentures in August 2007, and will redeem, at a discount to face value, the remaining outstanding debentures issued to Palisades and Crescent by December 2007. Fellows plans to obtain the financing to make such payments from joint venture financings currently being negotiated on a portion of its other projects.

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

On August 6, 2007, we entered into a purchase and sale agreement with Thunderbird Energy Inc., pursuant to which we sold our interests in the Carbon Creek project for a total of $3 million to our joint venture partner, Thunderbird Energy. Thunderbird Energy paid $1.65 million in cash directly to our debenture holders, approximately $12,800 to Thames River, LLC for services rendered to us and approximately $237,000 to us. Thunderbird Energy also assumed $1.1 million in our liabilities.

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

Results of Operations

For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Revenue. For the three months ended June 30, 2007, we earned $0 from our Carbon County project, compared to $283,000 revenue for the three months ended June 30, 2006.  This difference relates to revenue applied as a credit on the purchase of the Carbon County project during 2006.

Operating expense. For the three months ended June 30, 2007, our operating expense was approximately $242,000, compared to $1,368,000 for the three months ended June 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with ratchet provisions for the three months ended June 30, 2006.   Expenses for the three months ended June 30, 2007 consisted of $78,000 in legal and consultant services, $46,000 in depreciation, depletion, and amortization, $28,000 in other costs including rent, bank fees, travel, and telephone expenses; $26,000 in payroll, $26,000 in project lease payments, $20,000 in insurance and $18,000 for production costs.

Interest expense. We incurred interest expense of $114,000 for the three months ended June 30, 2007, compared to $60,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenue. For the six months ended June 30, 2007, we earned $108,000 from our Carbon County project, compared to $344,000 revenue for the six months ended June 30, 2006.  This difference relates to revenue applied as a credit on the purchase of the Carbon County project during 2006.

Operating expense. For the six months ended June 30, 2007, our operating expense was approximately $1,891,000, compared to $2,559,000 for the six months ended June 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with ratchet provisions for the period ended June 30, 2006.  Expenses for six month June 30, 2007 consisted of $862,000 in legal and consultant services, $156,000 in depreciation, depletion, and amortization, $344,000 in production costs, and $529,000 in other costs including rent, insurance, payroll and payroll taxes.

Interest expense. We incurred interest expense of $777,000 for the three months ended June 30, 2007, compared to $77,000 for the three months ended June 30, 2006.  This difference primarily relates to convertible debenture interest incurred.

Liquidity and Capital Resources

For the quarter ended June 30, 2007, we had a net loss of $2,442,000. For the quarter ended June 30, 2006, we incurred a net loss of $1,392,000. At June 30, 2007, we had $35,000 of cash and cash equivalents, total current assets of $317,000, and current liabilities of $5,629,000 for a working capital deficit of $5,312,000.

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

The Uintah basin project was acquired in late 2005, and was not brought into production until the first quarter of 2006. It has not yet been in production for a sufficient time, and has not yet been sufficiently reworked by additional field operations to determine its productive capacities. At this point, we have not generated sufficient oil and gas sales to sustain our operations. To fully carry out our business plans we need to increase production revenues, raise a substantial amount of additional capital, sell project assets, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to increase production or raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to obtain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost. To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

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

In connection with the sale of our Carbon County prospect, we paid off the outstanding June Debenture of $333,333.33 held by Crescent, which was purchased from JGB.  In addition, we paid Palisades $516,305.06 of principal from the September Debenture, leaving a balance of $304,261.79, and paid Crescent $84,375 of principal from the June Debenture, leaving a balance of $196,875. As a result of our inability to obtain an increase in the number of shares of authorized common stock, we are negotiating an amendment to our prior deal.

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

In connection with the sale of our Carbon County prospect, we paid off the New Debenture of $714,500 held by Palisades. As a result of our inability to obtain an increase in the number of shares of authorized common stock, we are negotiating an amendment to our prior deal.

Cash flow. For the three months ended June 30, 2007, we used $685,000 in our operating activities. We used $29,000 in investing activity for property and option acquisitions, and obtained $570,000 in financing activity from capital obtained through financings. We decreased our December 31, 2006 cash balance of $180,000 to $35,000 at June 30, 2007.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

Our annual meeting, scheduled for June 27, 2007, was adjourned for lack of a quorum.  No new meeting date, time or place has been established.

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

                                                                                                                         FELLOWS ENERGY LTD.

Date: August 20, 2007	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer Principal Accounting Officer and Principal Financial Officer)