Form 10QSB
period 2007-11-19
FELLOWS ENERGY LTD
filed 2007-11-19
CIK 1144439

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1369 Forest Park Cir. Suite #202 Lafayette, CO 80026 (Address of Principal Executive Offices)

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

☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2007 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and Cash Equivalents	$1,732	$179,926
Interest Receivable	5,823	2,568
Accounts Receivable	202,220	80,258
Note Receivable	233,634	233,634
Prepaids	—	—
Total current assets	443,409	496,386

Proved and unproved oil & gas property	5,002,034	7,468,809

Equipment, net of $80,727 and $118,651 accumulated depreciation respectively	294,830	1,509,932
Deposits	28,000
Restricted cash	160,000	160,000
Deferred financing costs	152,505	228,758

Total assets	$6,080,778	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$480,768	$359,662
Joint venture partner interest payable	—	99,167
Taxes payable	—	9,433
Interest payable current portion	273,125	205,700
Notes payable current portion	511,131	1,583,111
Convertible debenture current portion	1,901,415	1,608,433

Total current liabilities	3,166,439	3,865,506

Interest payable – net of current portion	175,292	154,819
Notes payable – related party	2,649,343	1,733,000
Notes payable – net of current portion	—	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 73,447,619 shares issued and outstanding	100,000	73,447
Additional paid-in capital	22,200,000	19,963,497
Stock issuance obligation	154,830	61,055
Stock pledged as collateral	(1,665,000)	(1,665,000
Accumulated deficit	(20,700,126)	(16,135,944

Total stockholders’ equity	89,704	2,297,055

Total liabilities and stockholders’ equity	$6,080,778	$9,863,885

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$—	$110,643	$—	$454,484

Operating expense
Exploration and production	3,122	125,872	3,122	690,068
General and administrative	161,074	1,065,589	1,941,278	3,060,034
Relinquishment of Property	—	—	2,075,368	—

Operating (loss)	(164,196)	(1,080,818)	(4,019,768)	(3,295,618)

Other income (expense)
Interest expense	(957,977)	(31,439)	(1,735,355)	(108,196)
Gain on sale of project	1,555,318		1,555,318
Gain on extinguishment of debt
Project revenue applied as credit to purchase	—	—	—	198,361
Note receivable default penalty	—	—	—	80,000
Re-sale of pipe	—	—	—	34,644
Insurance rebates and project purchase credit	—	—	—	19,993
Miscellaneous income (expense)	110,966	47,072	127,396	47,437
Total other income (expense)	708,307	15,633	(52,641)	272,239

Income (loss) from continuing operations before income tax	544,112	(1,065,185)	(4,072,408)	(3,023,379)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Income (loss) from continuing operations	$544,112	$(1,065,185)	$(4,072,408)	$(3,023,379)

Revenue from discontinued operations	—	—	108,344	—
Expenses from discontinued operations	—	—	111,159	—

Income (loss) from discontinued operations	544,112	—	(2,815)	—

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	—	—	4,483
Comprehensive Income (loss)	$544,112	$(1,065,185)	$(4,075,223)	$(3,018,896)

Basic and diluted earnings (loss) per share	$0.01	$(0.02)	$(0.07)	$(0.05)
Basic and diluted weighted average shares outstanding	100,000,000	65,295,510	96,290,216	60,413,244

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(4,075,223)	$(3,023,379)
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of marketable securities	-	50,530
Debt issue costs and discount amortization	435,116	1,305,347
Depreciation	(37,923)	70,750
Expenses paid with stock issuance	1,581,710	—
Expenses paid with stock issuance obligation	93,774	—
Changes in operating assets and liabilities:
Receivables	(187,994)	(272,387)
Prepaid expense	(8,065)	-
Deferred financing costs	445,672	228,758
Accounts payable	46,271	137,666
Interest payable	(17,344)	185,700
Joint venture partner interest payable	(0.00)	236,786
Net cash provided by (used in) operating activities	(1,724,007)	(1,080,229)

Cash flow from investing activities:
Proceeds from sale of marketable securities	-	355,026
Deposits	(28,000)	579,000
Unproved oil and gas property additions	(8,675)	(724,315)
Unproved oil and gas property relinquishment	2,075,368	—
Proved oil and gas property sale	1,622,708
Restricted Cash	-	(25,000)
Purchase of equipment	30,399	(1,182,911)
Net cash provided by (used in) investing activities	3,691,800	(998,200)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Payments on convertible debenture	(1,897,058)	(815,833)
Borrowings on note payable	548,556	3,525,896
Payments on notes payable	(1,478,223)	(318,417)
Net cash provided by (used in) financing activities:	(2,112,225)	2,391,646

Net increase (decrease) in cash and equivalents	(144,432)	313,217
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$35,494	$660,775

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Convertible debenture paid with stock issuance	$31,250	$2,467,283
Legal and advisory services in exchange for stock issuance obligation	$61,055	$107,504
Fees paid with stock	$1,581,710	$85,000

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as the 10-QSB for the quarters ended September 30, 2007, June 30, 2007, and March 31, 2007. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

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
September 30, 2007

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

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the six months ended September 30, 2007 and 2006 would have been the pro forma amounts indicated below.

We estimate the fair value of the options we grant at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2007: a risk-free interest rate of 4.37%; no expected dividend; a volatility factor of 97.5%; and a maturity date of ten years.

For purposes of pro forma disclosures, we amortize to expense the estimated fair value of the options over the options’ vesting period. Our pro forma information for the third quarter of 2007 is as follows (in thousands, except per share amounts).

	Nine Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006

Net loss as reported	$(4,072,408)	$(3,023,379)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(20,154)	(13,955)

Pro forma net loss	$(4,092,562)	$(3,037,334)

Basic and diluted loss per share—as reported	$ (0.00)	$ 0.00

Pro forma basic and diluted loss per share	$ (0.00)	$ nil-

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
September 30, 2007

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

The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At September 30, 2007, the asset retirement obligation and accretion expense were not considered to be material.

Note 3—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of September 30, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.  Although management believes that production from the Carbon County and Creston projects will generate revenues sufficient to sustain the Company, no assurance can be given that such revenues will be generated from the projects.

Note 4—Deposits

In March of 2006, we acquired the interests in one producing property and maintained our interest in three other exploration oil and gas properties. The project we acquired is known as the Carbon County project. As of September 30, 2007, we have $28,000 held on deposit for properties.

Note 5—Notes Receivable

In August and September 2005 as part of our earn-in arrangement, we agreed to advance Mountain Oil and Gas a total of $66,000 for purposes of working capital in exchange for oilfield and rig services.  Originally this balance was classified as a deposit, and has since been reclassified as a note receivable.  As indicated in the agreement, in the event that sufficient services were not performed, the amount was to be treated as a loan, and would take on a 12% interest payable beginning February of 2006.  The amount is secured with field equipment including a pumping unit, engine, treater, and rods.  As of October 2007, we have reached a settlement agreement with regards to the above note, which is further described in Note 11, Subsequent Events.

In October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005 either in cash or labor towards the workover of the well bore. In the event that we were not paid by December 30, 2005, we were entitled to $160,000 of the net revenues from the 1-16A1E well beginning January 1, 2006.  Repayment was secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of September 30, 2007, we have collected $20,000 on the note, and reached a settlement agreement with regards to the above note, as of October 2007, which is further described in Note 11, Subsequent Events.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 6—Notes Payable

At September 30, 2007, we owed $2,649,000 on an unsecured 8% demand note payable to an entity controlled by our CEO.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward, in exchange for 1.6 million shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share. The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  As of September 2007, we owed $511,000 on the note.

In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of June 30, 2007, we had paid $226,000 towards the principal and interest. On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy, Inc.  Under the terms of the sale, Thunderbird assumed the remaining liability of this note.

In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of June 30, 2007, we have paid $170,000 towards the principal and interest. On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy, Inc.  Under the terms of the sale, Thunderbird assumed the remaining liability of this note.

Note 7—Related Party Transactions

At September 30, 2007 we owed $2,649,000 on an unsecured, 8% demand note payable to an entity controlled by our CEO.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward, in exchange for 1.6 million shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share. The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  As of September 2007, we owed $511,000 on the note.

Note 8 —Common Stock

We issued 11,189,947 shares of common stock in the first quarter of 2007, for the debt service of our convertible debentures.  The first quarter redemption share payments amounted to 1,075,343 shares, 118,057 shares, and 9,996,547 shares.

In addition to the redemption issuances above, we issued 5,454,546 at $0.1375, 1,449,825 at $0.09, and 6,458,063 at $0.09 in connection with the convertible debenture restructuring.

In January 2007, we issued 2,000,000 shares to our legal counsel as payment for services relating to the debenture restructuring as well as outstanding legal fees.

We issued no stock during the second or third quarter of 2007, as all authorized stock is issued and outstanding.

Note 9 —Convertible Debentures Restructuring

On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,200 in face amount of debentures maturing September 17, 2007 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

In addition, we issued warrants to the investors, expiring June 17, 2007, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649 (the “June Warrants”). In addition, the exercise price of the June Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

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

September 2005 Financing

On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors, Palisades and Crescent for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2007 (the “September Debentures” and together with the June Debentures, the “Old Debentures”). The September

Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

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
September 30, 2007

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

Repayment

In connection with the sale of our Carbon County prospect, we paid off the outstanding June Debenture of $333,333.33 held by Crescent, which was purchased from JGB.  In addition, we paid Palisades $516,305.06 of principal on the September Debenture, and paid Crescent $84,375 of principal on the June Debenture, leaving a balance of $196,875 on the Crescent June Debenture.  During the quarter, we negociated to pay the balance at a fifty percent discount in exchange for the extinguishment of the remainder of the Crescent June Debenture, and recorded a $98,000 gain on the extinguishment.  In addition, we paid off the entire $714,500 amount of the new debenture in full.  However, in view of the fact that shareholder approval was not obtained for an increase in authorized shares, we have not been able to pay the balance due to Palisades on the debentures, and have attempted to negociate another arrangement to make payment on the old debentures.  The obligations are now categorized as current liabilities, and the balance to the Palisades June Debenture is past due.

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

New Financing Payment and Retirement

In connection with the sale of our Carbon County prospect, we paid off the New Debenture of $714,500 held by Palisades. As a result of our inability to obtain an increase in the number of shares of authorized common stock, we are negotiating an amendment to our prior deal.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

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

On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy, Inc. for a total purchase price of $3 million.  Thunderbird paid $1.65 million in cash directly to our debenture holders, approximately $12,800 to Thames River, LLC for services rendered, and assumed $1.1 million in liabilities from the Company.  Thunderbird will also pay approximately $237,000 to the Company.

Uintah Basin, Utah

On October 25, 2005, we announced that we had entered into a participation agreement with Mountain Oil and Gas, Inc., Creston Resources Ltd, and Homeland Gas and Oil Ltd. (collectively “Creston”), and completed arrangements with private investors, whereby we were to supply operating expertise and program supervision to earn working interests in up to 45 producing oil wells in the Uintah Basin of Utah. We have since discontinued working with Creston in this program due to its inability to administer working arrangements with drilling rigs and refineries, and have negociated a settlement with Creston regarding work done to date.  We expect to renew our efforts to perform work in operations in the Uinta Basin in our new arrangements with Dolar Energy, LLC.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

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

Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling in 2008.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 11: - Subsequent Events.

On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company to be named Moose Mountain Energy, Inc., through a reverse merger with the new company. It is expected that either we or Moose Mountain Energy, Inc. would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets.

On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing which provides for the issuance of the equivalent of $200,000 in common stock should an increase in authorized shares become effective, or $200,000 in stock in cash in the event we enter into a merger with a third party as contemplated by the Dolar transaction.

On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in Note 5 above.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.

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

     On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy, Inc. for a total purchase price of $3 million.  Thunderbird paid $1.65 million in cash directly to our debenture holders, approximately $12,800 to Thames River, LLC for services rendered, and assumed $1.1 million in liabilities from us.  Thunderbird will also pay approximately $237,000 to the us in cash.

     On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company to be named Moose Mountain Energy, Inc., through a reverse merger with the new company. It is expected that either we or Moose Mountain Energy, Inc. would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets.

Plan of Operations

During the next twelve months, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farm-out or option and participation in the drilling of oil and gas wells. We intend to pursue the Dolar transactions until completion, including the possible merger or acquisition as contemplated in the Dolar transaction. We also intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production, and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

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
Our future financial results continue to depend primarily on (1) our ability to discover or purchase commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects and finance them through joint ventures and potential business combinations; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Results of Operations

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenue. For the three months ended September 30, 2007, we earned $0 from our Carbon County project, compared to $111,000 in revenue for the three months ended September 30, 2006.  This difference relates to the sale of the Carbon County project effective June 2007.

Operating expense. For the three months ended September 30, 2007, our operating expense was approximately $164,000, compared to $1,081,000 for the three months ended September 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  Primarily the difference between the two periods relates to lower exploration and production costs, legal, business advisory, and stock issuance costs associated with the convertible debentures for the three months ended September 30, 2006.   Expenses for the three months ended September 30, 2007 consisted of $121,000 in legal, consulting, and audit services, $9,000 in payroll, $17,000 in insurance costs, and $14,000 in other costs including rent, bank fees, travel, and telephone expenses.

Interest expense. We incurred interest expense of $958,000 for the three months ended September 30, 2007, compared to $31,000 for the three months ended September 30, 2006.  Interest expense for the quarter primarily consisted of amortized convertible debenture discount and deferred debt issue costs in the amounts of $446,000 and $435,000 respectively.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenue. For the nine months ended September 30, 2007, we had no further revenue earned after the sale of the Carbon County project, which has been classified as discontinued operations, in comparison to $454,000 in revenue for the nine months ended September 30, 2006.

Operating expense. For the nine months ended September 30, 2007, our operating expense was approximately $4,020,000, compared to $3,296,000 for the nine months ended September 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with the convertible debentures for the period ended September 30, 2006, as well as the relinquishment of property options during the second quarter of 2007.  In addition to the $2,075,000 in property option relinquishment, expenses for nine months ending September 30, 2007 consisted of $876,000 in legal, consultant, and audit services, $156,000 in depreciation, depletion, and amortization, $344,000 in production costs, and $303,000 in payroll, $106,000 in payroll taxes, $124,000 in insurance, $28,000 in rent, and $8,000 in other utilities and office expenses.

Interest expense. We incurred interest expense of $1,735,000 for the nine months ended September 30, 2007, compared to $108,000 for the nine months ended September 30, 2006.  This difference primarily relates to convertible debenture interest incurred.  Interest expense for the year primarily consisted of amortized convertible debenture discount and deferred debt issue costs.

Liquidity and Capital Resources

For the quarter ended September 30, 2007, we had net income of $446,000. For the quarter ended September 30, 2006, we incurred a net loss of $1,065,000. At September 30, 2007, we had $1,700 of cash and cash equivalents, total current assets of $443,000, and current liabilities of $3,265,000 for a working capital deficit of $2,822,000.

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

Background

June 2005 Financing

On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,199.95 in face amount of debentures maturing September 17, 2007 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

In addition, we issued warrants to the investors, expiring June 17, 2007, to purchase 4,584,334 shares of restricted common stock, exercisable at a per share of $0.649 (the “June Warrants”). In addition, the exercise price of the June Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

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

September 2005 Financing

On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors, Palisades and Crescent for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2007 (the “September Debentures” and together with the June Debentures, the “Old Debentures”). The September Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006, which payment could be made in cash or in shares of our common stock. We could pay this amortization payment in cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

      In addition, we issued warrants to the investors, expiring September 21, 2007, to purchase 2,172,000 shares of restricted common stock, exercisable at a per share of $0.80 (the “September Warrants” and together with the June Warrants, the “Old Warrants”). In addition, the exercise price of the September Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

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

Repayment

In connection with the sale of our Carbon County prospect, we paid off the outstanding June Debenture of $333,333.33 held by Crescent, which was purchased from JGB.  In addition, we paid Palisades $516,305.06 of principal on the September Debenture, and paid Crescent $84,375 of principal on the June Debenture, leaving a balance of $196,875 on the Crescent June Debenture.  During the quarter, we negociated to pay the balance at a fifty percent discount in exchange for the extinguishment of the remainder of the Crescent June Debenture, and recorded a $98,000 gain on the extinguishment.  In addition, we paid off the entire $714,500 amount of the new debenture in full.  However, in view of the fact that shareholder approval was not obtained for an increase in authorized shares, we have not been able to pay the balance due to Palisades on the debentures, and have attempted to negociate another arrangement to make payment on the old debentures.  The obligations are now categorized as current liabilities, and the balance to the Palisades June Debenture is past due.

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

New Financing Payment and Retirement

     In connection with the sale of our Carbon County prospect, we paid off the New Debenture of $714,500 held by Palisades. As a result of our inability to obtain an increase in the number of shares of authorized common stock, we are negotiating an amendment to our prior deal.

Cash Flow

For the nine months ended September 30, 2007, we used $1,724,000 in our operating activities. We obtained $3,692,000 in investing activity for our property and interest disposition, and used $2,014,000 in financing activity from making payments on capital obtained through financings. We decreased our December 31, 2006 cash balance of $180,000 to $1,700 at September 30, 2007.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

                                                                                                                         FELLOWS ENERGY LTD.

Date: November 19, 2007	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer ( Principal Executive Officer)

Date: November 19, 2007	By: /s/ BROOKE E. HORSPOOL
Brooke E. Horspool
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)