Form 10QSB/A
period 2007-08-20
FELLOWS ENERGY LTD
filed 2008-04-14
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A
(Amendment No. 1)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1369 Forest Park Circle, Suite #202 Lafayette, CO 80026 (Address of Principal Executive Offices)

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format: ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

Explanatory Note

 This amended quarterly report on Form 10-QSB/A has been filed to comply with the filing regulations Regulation S-X and S-B, and to incorporate certain adjustments to the disclosures including those in connection with the sale of the Carbon County project.

 The information contained in this Form 10-QSB/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our annual report on Form 10-QSB.

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and Cash Equivalents	$35,494	$179,926
Interest Receivable	4,499	2,568
Accounts Receivable	50,971	80,258
Note Receivable	233,634	233,634
Total current assets	324,598	496,386

Proved and unproved oil & gas property	5,407,398	7,468,809

Equipment, net of $196,686 and $118,651 accumulated depreciation respectively	1,419,118	1,509,932
Cash on Deposit	28,000	—
Restricted cash	160,000	160,000
Deferred debt issue costs	521,924	228,758

Total assets	$7,861,038	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$397,981	$359,662
Accrued liabilities	85,161	—
Joint venture partner interest payable	116,347	99,167
Taxes payable	10,103	9,433
Interest payable current portion	245,700	205,700
Notes payable current portion	1,342,163	1,583,111
Convertible debenture current portion	3,393,136	1,608,433

Total current liabilities	5,590,591	3,865,506

Interest payable – net of current portion	106,250	154,819
Notes payable – related party	2,527,102	1,733,000
Notes payable – net of current portion	311,622	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized and outstanding	100,000	73,447
Additional paid-in capital	20,408,540	18,484,181
Stock issuance obligation	—	61,055
Stock pledged as collateral	(132,633)	(185,684)
Accumulated deficit	(21,050,434)	(16,135,944)

Total stockholders’ equity	(674,527)	2,297,055

Total liabilities and stockholders’ equity	$7,861,038	$9,863,885

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$—	$282,926	$—	$343,841

Operating expense
Exploration and production	—	348,124	—	564,196
General and administrative	97,083	1,302,310	1,076,496	1,994,445
Relinquishment of Property	2,075,368	—	2,075,368	—
Gross margin	(2,172,451)	(1,367,508)	(3,151,864)	(2,214,800)

Other income (expense)
Interest expense	(43,062)	(59,758)	(706,057)	(76,757)
Loss on extinguishment of debt	—	—	(1,070,183)	—
Miscellaneous income	3,739	35,009	16,430	313,370
Total other expense	(39,323)	(24,749)	(1,759,810)	236,613

Loss before income tax	(2,211,774)	(1,392,257)	(4,911,674)	(1,978,187)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Net loss	$(2,211,774)	$(1,392,257)	$(4,911,674)	$(1,978,187)

Revenue from discontinued operations	—	—	108,343	—
Expenses from discontinued operations	16,612	—	111,159	—

Loss from discontinued operations	(16,612)	—	(2,816)	—

Other comprehensive income (loss)
Unrealized holding gains (losses) on marketable securities	—	(9,641)	—	4,483
Comprehensive loss	$(2,228,386)	$(1,401,898)	$(4,914,490)	$(1,973,704)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Basic and diluted weighted average shares outstanding	100,000,000	59,930,245	93,746,765	44,484,056

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(4,914,490)	$(1,973,704)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	50,530
Debt issue costs and discount amortization	287,382	870,231
Depreciation	78,035	27,541
Expenses paid with stock issuance	1,202,614	—
Changes in operating assets and liabilities:
Receivables	27,356	(181,603)
Deposits	(28,000)	554,000
Interest payable	(8,570)	165,700
Accounts payable & other liabilities	80,277	83,126
Net cash provided by (used in) operating activities	$(3,275,396)	$(404,179)

Cash flow from investing activities:
Proceeds from sale of of marketable securities	—	355,026
Unproved oil and gas property additions	(13,957)	(686,000)
Unproved oil and gas property relinquishment	2,075,368	—
Restricted Cash	—	(25,000)
Purchase and leasing of equipment	12,779	(1,207,485)
Net cash provided by (used in) investing activities	$2,074,190	$(1,563,459)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Dicount on convertible debenture	(214,500)	152,506
Payments on convertible debenture	—	(501,453)
Proceeds from related party notes payable	794,102	2,700,000
Payments on notes payable	(237,328)	(290,639)
Net cash provided by financing activities:	1,056,774	2,060,414

Net increase (decrease) in cash and equivalents	(144,432)	92,776
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$35,494	$440,334

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Convertible debenture paid with stock	$681,350	$1,696,424
Stock issuance in exchange for Legal and advisory services	$120,000	$159,493
Fees paid with stock	$1,202,614	$—

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

Note 1—Nature of Operations and Basis of Presentation

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

 We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Lafayette, Colorado.

Cash and Cash Equivalents

 We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At June 30, 2007 and 2006, we had approximately $35,000 and $180,000 in cash equivalents respectively.

Property and Equipment

 Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

 Furniture and fixtures: 5 years
 Software: 3 to 10 years (depending on software)
 Computer and office equipment: 3 to 5 years (depending on equipment)
 Field equipment: 1 to 30 years (depending on equipment)

 The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Investment in Oil and Gas Properties

 We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of June 30, 2007.

 We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

Impairment of Unproved (Non-Producing) Property

 Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At June 30, 2007, we consider our current property to be economically and operationally viable, in accordance with FAS 19. In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

Sales of Producing and Non-producing Property

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

Asset Retirement Obligation

 We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost are included in proved oil and gas property in the balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations are accrued in the balance sheets, and are excluded from ceiling test calculations. Our asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method.

Use of Estimates

 The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as our impairment assessment on our oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.

Revenue Recognition

 We use the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded. Costs associated with production are expensed in the period in which they are incurred.

Income Tax

 Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

Net Loss per Common Share

 We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended June 30, 2007, all weighted average shares outstanding have been included in the calculation, and all of our warrants have an anti-dilutive effect on per common share amounts.

Accumulated Other Comprehensive Income (Loss)

 Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-operating sources.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have evaluated the impact of FIN 48 on our financial statements, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

 Fair Value Measurements – In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 157 will have on our financial statements.

 The Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

 Effective the date of the debenture conversion price, February 15, 2007, amendment and corresponding share issuance, having issued all authorized common stock as described in Note 9, the Board of Directors of the Company elected to cancel all outstanding stock options, as they had been significantly "out of the money" and worthless as valued under the black-scholes option value pricing model since December, 2005.  Therefore, all the options in the plan have been returned to the treasury of the option plan.

Reclassifications

 We have made certain reclassifications to the 2006 financial statements to conform with the 2007 financial statement presentation.

Note 2—Asset Retirement Obligation

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

 The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At June 30, 2007, the asset retirement obligation and accretion expense were zero.

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

Note 5—Notes Receivable

 In August and September 2005 as part of our earn-in arrangement, we agreed to advance Mountain Oil and Gas a total of $66,000 for purposes of working capital in exchange for oilfield and rig services.  Originally this balance was classified as a deposit, and has since been reclassified as a note receivable.  As indicated in the agreement, in the event that sufficient services were not performed, the amount would convert to a loan,  12% per annum, commencing February, 2006.  The amount is secured with field equipment including a pumping unit, engine, treater, and rods.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

    In addition to the foregoing, and in October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005.  Upon default, and pursuant to the Master Wellbore Agreement dated, October 19, 2005, the Company became entitled to $160,000 of the net revenues from the 1-16A1E well effective January 1, 2006.  Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of June 30, 2007, we have collected $20,000 on the note.

Note 6—Notes Payable

 At June 30, 2007, we owed two unsecured demand notes of $1,741,735 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  The notes include $185,367 due in interest.

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  At June 30, 2007 there was $629,806 outstanding on this note.

 In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of June 30, 2007, we had paid $226,000 towards the principal and interest, leaving approximately 670,409 payable on the note.

 In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of June 30, 2006, we had paid $170,000 towards the principal and interest, leaving approximately 353,570 payable on the note.

Note 7—Related Party Transactions

 At June 30, 2007, we owed two unsecured demand notes of $1,741,735 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  The note includes $185,367 due in interest.

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  At June 30, 2007 there was $629,806 outstanding on this note.

Note 8—Common Stock

 We issued 11,189,947 shares of common stock in the first quarter of 2007, for the debt service of our convertible debentures.  The first quarter redemption share payments amounted to 1,075,343 shares, 118,057 shares, and 7,025,789 shares.

We also issued 2,970,758 shares for warrants exercised at an average price of $0.09 per share.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

 In addition to the redemption issuances above, we issued 5,454,546, 1,449,825, and 6,458,063 at $0.09 in connection with the convertible debenture restructuring.

 In January 2007, we issued 2,000,000 shares to our legal counsel as payment for services relating to the debenture restructuring as well as outstanding legal fees, which we valued at $120,000.

 We issued no stock during the second quarter of 2007, as all authorized stock is issued and outstanding.

Note 9—Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of June 30, 2007, the debentures and accrued interest due was $1,245,700.

 On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Background

June 2005 Financing

 On June 17, 2005, we closed a financing pursuant to a securities purchase agreement with three accredited investors, Palisades Master Fund, L.P. (“Palisades”), Crescent International Ltd. (“Crescent”) and JGB Capital L.P. (“JGB”) for the issuance of $5,501,200 in face amount of debentures maturing September 16, 2007 (the “June Debentures”). The June Debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting October 1, 2005. Payment could be made either in the form of cash or in stock at the lower of $0.60 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

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

September 2005 Financing

 On September 21, 2005, we closed a financing pursuant to a securities purchase agreement with two accredited investors, Palisades and Crescent for the issuance of $3,108,000 in face amount of debentures maturing December 20, 2007 (the “September Debentures”).

 The September debentures were unsecured and we were obligated to pay 1/24th of the face amount of the debenture on the first of every month, starting January 1, 2006. Payment could be made either in the form of cash or in stock at the lower of $0.75 per share or 80% of the volume weighted average price of our stock for the five trading days prior to the repayment date. In the event that we made the payment in cash, we paid 110% of the monthly redemption amount.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

 In addition, we issued warrants to the investors, expiring September 21, 2008, to purchase 2,072,000 shares of restricted common stock, exercisable at a per share of $0.80. In addition, the exercise price of the September Warrants would be adjusted in the event we issued common stock at a price below the exercise price, with the exception of any securities issued pursuant to a stock or option plan adopted by our board of directors, issued in connection with the debentures issued pursuant to the securities purchase agreement, or securities issued in connection with acquisitions or strategic transactions.

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

Restructuring

 On February 15, 2007, the following transactions took place with regards to the June Debentures and the September Debentures (“Old Debentures”) and the warrants issued under the June Debentures and the September Debentures (“ Old Warrants”):

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

 Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for the previously delinquent monthly redemptions owed to Palisades for the periods from December 1, 2006 through February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered thereunder for Palisades pursuant to the Old Debentures.   In addition, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received an additional 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

 We agreed to pay Palisades a forbearance fee of $150,000 a month, for six months. The fee, however, was immediately settled upon the issuance of 5,454,546 shares of restricted common stock.  We also issued Palisades 1,449,825 shares of common stock in the form of a commitment fee for the restructuring of the Old Debentures.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

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

February, 2007 Financing

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

 The convertible debentures are secured and are convertible into our common stock, at Palisades’ option, at a fixed conversion price of $0.1375. Based on this conversion price, the $714,500 secured convertible debenture is convertible into 5,196,364 shares of our common stock.

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

 The Company has agreed to file a registration statement with the Securities and Exchange Commission to cover the future sale by the investors of the shares issuable upon conversion of the Old and New Debentures. If the registration statement is not filed by the filing deadline or if the registration statement is not declared effective by the effective deadline, we would be required to pay liquidated damages to the investors.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

On March 13, 2006, we closed the acquisition of this project for a total of $1.5 million.  After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the buyer’s assumption of various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.  See Note 11 - "Subsequent Events" for more discussion.  The major classes of assets and liabilities pertaining to the discontinued operations are as follows:

6/30/2007

Cash & equivalents	28,801
Receivables	130,478
Field & office equipment, net	20,915
Total Assets	180,194

Payables	180,194
Total Liabilities	180,194

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

 During the second quarter of 2007, we entered into an agreement with Thunderbird Energy Corp, whereby they committed to expend $3.5 million, over the next 24 months, in connection with the drilling and completion of three wells located on the Dakota formation.  In exchange, Thunderbird will receive an additional 25% working interest in the Weston County project. We reserve the option to commence drilling under the previous joint venture structure if Thunderbird does not commence drilling by May 31, 2008.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2007

    Overthrust, Utah and Wyoming

 The Overthrust coal bed methane project was an unconventional play with 183,000 gross and 118,950 net acres targeting coal bed natural gas in southwestern Wyoming and northeastern Utah that we entered into with Quaneco, LLC (“Quaneco”) in 2004. This project also had the potential for conventional oil and gas.

 As of December 31, 2006, due to a technical reanalysis of the project, new data relating to seismic work done in the area, capital constraints, and the inability to renegotiate with Quaneco, and the leaseholders a more workable framework to carry forward with this early-stage project, we relinquished our rights to the project and pursued more advance-stage projects in producing areas in the Uintah Basin and elsewhere.  As such, we recorded a charge in the amount of $1,025,092 for the year ended December 31, 2006.

Bacaroo, Colorado

 In 2004 we optioned the Bacaroo project in Colorado through our affiliation with Thomasson Partner Associates, Inc. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring acreage in the prospect prior to commencing drilling operations.

 Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling.

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

Note 11—Subsequent Events

 On August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon Creek project for a total of $3 million. The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.

 The Company now anticipates that Thunderbird will continue in its negotiations to acquire the interests of JMG Exploration and proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.

 In connection with the sale of the interests in the Carbon County project, the Company negotiated, subject to final documentation and applicable approvals, to redeem the outstanding convertible debentures held by Palisades Master Fund, L.P. ("Palisades") and Crescent International Ltd. ("Crescent") (including those formerly held by JGB Capital L.P.).  With the funds received from the sale of the Carbon County Project, Fellows redeemed a portion of the outstanding debentures in August 2007, and extinguished a portion of the then outstanding debt at a small gain.

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

Projects acquired from Thomasson Partner Associates, Inc.under the Exploration Services Funding Agreement (as Amended) include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in South Dakota.   During the year ended December 31, 2006, we abandoned the Platte and Badger projects.  As of December 31, 2006, we terminated our formal agreement with Thomasson Partner Associates, Inc. and will continue accessing projects informally, without having any first right to any project.

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

Revenue. For the three months ended June 30, 2007, we earned $0 from our Carbon County project, compared to $283,000 revenue for the three months ended June 30, 2006.  This difference relates to sale of the Carbon County project during 2007 and revenue received from the purchase of the Carbon County project during 2006.

Operating expense. For the three months ended June 30, 2007, our operating expense was approximately $97,000, compared to $1,302,000 for the three months ended June 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel and investor relations expense.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with ratchet provisions for the three months ended June 30, 2006.   Expenses for the three months ended June 30, 2007 consisted of $46,000 in depreciation, depletion, and amortization, $26,000 in payroll, and $25,000 in other costs including insurance, rent, bank fees, travel, and telephone expenses.

Interest expense. We incurred interest expense approximating $43,000 for the three months ended June 30, 2007, compared to $60,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenue. For the six months ended June 30, 2007, we earned $108,000 from our Carbon County project, which is considered as revenue from discontinued operations as a result of the sale in 2007, compared to $344,000 revenue for the six months ended June 30, 2006.  This difference primarily relates to revenue received from the purchase of the Carbon County project during 2006.

Operating expense. For the six months ended June 30, 2007, our operating expense was approximately $1,077,000, compared to $2,215,000 for the six months ended June 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with ratchet provisions for the period ended June 30, 2007.  Expenses for six month June 30, 2007 consisted of $462,000 in legal and consultant services, $78,000 in depreciation, depletion, and amortization, and $537,000 in other costs including rent, insurance, payroll, payroll taxes, and stock issuance costs.  Other expenses consisted of $1,070,000 in loss on the extinguishment of debt relating to the restructuring of the convertible debentures.

Interest expense. We incurred interest expense of $706,000 for the three months ended June 30, 2007, compared to $77,000 for the three months ended June 30, 2006.  This difference primarily relates to the amortization of the convertible debentures as restructured.

Liquidity and Capital Resources

For the quarter ended June 30, 2007, we had a net loss, before discontinued operations, of $2,212,000. For the quarter ended June 30, 2006, we incurred a net loss, before discontinued operations, of $1,392,000. At June 30, 2007, we had $35,000 of cash and cash equivalents, total current assets of $325,000, and current liabilities of $5,591,000 for a working capital deficit of $5,266,000.

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

Cash flow

 For the six months ended June 30, 2007, we used $3,275,000 in our operating activities. We used $2,074,000 in investing activity consisting primarily of property relinquishment, and obtained $1,057,000 in financing activity from capital obtained through financing efforts. We decreased our December 31, 2006 cash balance of $180,000 to $35,000 at June 30, 2007.

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

                                                                                                               FELLOWS ENERGY LTD.

Date: April 14, 2008	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2008	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)