Form 10QSB/A
period 2008-04-05
FELLOWS ENERGY LTD
filed 2008-04-14
CIK 1144439

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and Cash Equivalents	$1,732	$179,926
Interest Receivable	5,823	2,568
Accounts Receivable	202,220	80,258
Settlement Receivable	233,634	233,634
Total current assets	443,409	496,386

Proved and unproved oil & gas property	5,002,034	7,468,809

Equipment, net of $80,727 and $118,651 accumulated depreciation respectively	294,830	1,509,932
Deposits	28,000
Restricted cash	160,000	160,000
Deferred financing costs	—	228,758

Total assets	$5,928,273	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$418,393	$359,662
Joint venture partner interest payable	—	99,167
Taxes payable	—	9,433
Interest payable current portion	273,125	205,700
Notes payable current portion	511,131	1,583,111
Convertible debenture current portion	2,253,139	1,608,433

Total current liabilities	3,455,787	3,865,506

Interest payable – net of current portion	225,552	154,819
Notes payable – related party	2,649,343	1,733,000
Notes payable – net of current portion	—	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized and outstanding	100,000	73,447
Additional paid-in capital	20,355,488	18,484,181
Stock issuance obligation	—	61,055
Stock pledged as collateral	(79,579)	(185,684)
Accumulated deficit	(20,778,319)	(16,135,944)

Total stockholders’ equity	(402,410)	2,297,055

Total liabilities and stockholders’ equity	$5,928,273	$9,863,885

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$—	$110,643	$—	$454,484

Operating expense
Exploration and production	3,113	125,872	3,113	690,068
General and administrative	66,360	1,065,589	1,142,856	3,060,034
Relinquishment of Property	—	—	2,075,368	—

Gross margin	(69,473)	(1,080,818)	(3,221,337)	(3,295,618)

Other income (expense)
Interest expense	(1,467,703)	(31,439)	(2,173,759)	(108,196)
Gain on sale of project	1,555,318	—	1,555,318	—
Gain (loss) on extinguishment of debt	244,466	—	(825,717)	—
Miscellaneous income (expense)	9,506	47,072	25,935	380,435
Total other income (expense)	341,587	15,633	(1,418,223)	272,239

Income (loss) from continuing operations before income tax	272,114	(1,065,185)	(4,639,560)	(3,023,379)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Income (loss) from continuing operations	$272,114	$(1,065,185)	$(4,639,560)	$(3,023,379)

Revenue from discontinued operations	—	—	108,344	—
Expenses from discontinued operations	—	—	111,159	—

Income (loss) from discontinued operations	—	—	(2,815)	—

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	—	—	4,483
Comprehensive Income (loss)	$272,114	$(1,065,185)	$(4,642,375)	$(3,018,896)

Basic and diluted earnings (loss) per share	$—	$(0.02)	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding	100,000,000	65,295,510	96,290,216	60,413,244

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(4,642,375)	$(3,018,896)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	46,047
Gain on sale of project	(1,470,348)	—
Gain on extinguishment of debt	(244,466)	—
Debt issue costs and discount amortization	1,662,213	1,534,105
Depreciation	78,035	70,750
Expenses paid with stock issuance	1,202,618	—
Changes in operating assets and liabilities:
Receivables	(125,217)	(134,721)
Deposits	(28,000)	579,000
Interest payable	138,158	185,700
Accounts payable & other liabilities	(110,925)	236,786
Net cash used in operating activities	(3,540,307)	(501,229)

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	355,026
Proceeds from sale of unproved oil and gas property	3,000,000	—
Unproved oil and gas property additions	(13,957)	(724,315)
Unproved oil and gas property relinquishment	2,075,368	—
Restricted Cash	—	(25,000)
Disposition of equipment	12,779	(1,182,911)
Net cash provided by (used in) investing activities	5,074,190	(1,577,200)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Dicount on convertible debenture	(214,500)	—
Payments on convertible debenture	—	(815,833)
Borrowings on note payable	927,235	3,525,896
Payments on notes payable	(3,139,312)	(318,417)
Net cash provided by (used in) financing activities:	(1,712,077)	2,391,646

Net increase (decrease) in cash and equivalents	(178,194)	313,217
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$1,732	$660,775

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Convertible debenture paid with stock issuance	$681,350	$2,467,283
Stock issuance in exchange for Legal and advisory services	$120,000	$107,504
Fees paid with stock	$1,202,618	$85,000

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 1—Basis of Presentation and Nature of Operations

 We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as the 10-QSB for the quarters ended June 30, 2007, March 31, 2007, and September 30, 2006. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

 We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Lafayette, Colorado.

Cash and Cash Equivalents

 We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At September 30, 2007 and 2006, we had approximately $1,700 and $180,000 in cash equivalents respectively.

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

Investment in Oil and Gas Properties

 We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of September 30, 2007.

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
September 30, 2007

Impairment of Unproved (Non-Producing) Property

 Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At September 30, 2007, we consider our current property to be economically and operationally viable, in accordance with FAS 19. In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Net Loss per Common Share

 We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended September 30, 2007, all weighted average shares outstanding have been included in the calculation, and all of our warrants have an anti-dilutive effect on per common share amounts.

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

 Effective the date of the debenture conversion price, February 15, 2007, amendment and corresponding share issuance having issued all authorized common stock as described in Note 9, the Board of Directors of the Company elected to cancel all outstanding stock options, as they had been significantly "out of the money" and worthless as valued under the black-scholes option value pricing model since December 2005. Therefore all the options in the plan have been returned to the treasury of the option plan.

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

 The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At September 30, 2007, the asset retirement obligation and accretion expense were zero.

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

Note 5—Settlement Receivable

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

In addition to the foregoing, and in October 2005, we entered into an agreement to obtain up to a 75% working interest in certain well bores owned by Mountain Oil and Gas.  In connection with this, we agreed to advance Mountain Oil and Gas a total of $100,000 for the purpose of well bonding and working capital.  This was due and payable back to the Company on December 30, 2005.  Upon default, and pursuant to the Master Wellbore Agreement dated, October 19, 2005, the Company became entitled to $160,000 of the net revenues from the 1-16A1E well effective January 1, 2006.  Repayment is secured by a pumping unit located on the Dye-Hall well for the value of the working capital and well bonding.  As of September 30, 2007, we had collected $20,000 on the note.  As of October 2007, we reached a settlement agreement with regards to the above note, which is further described in Note 11, Subsequent Events.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 6—Notes Payable

 At September 30, 2007, we owed two unsecured demand notes of $2,049,343 and $600,000.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  This notes include $236,422 due in interest.

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

 In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of September 30, 2007, we had paid $226,000 towards the principal and interest. On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy Corporation.  Under the terms of the sale, Thunderbird assumed the remaining liability of this note.

 In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of September 30, 2007, we had paid $170,000 towards the principal and interest. On August 6, 2007, we entered into a purchase and sale agreement for the sale of our interests in the Carbon County project to our joint venture partner Thunderbird Energy, Inc.  Under the terms of the sale, Thunderbird assumed the remaining liability of this note.

Note 7—Related Party Transactions

  At September 30, 2007, we owed two unsecured demand notes of $2,049,343 and $600,000.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  This note includes $236,422 due in interest.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

Note 9 —Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of September 30, 2007, the debentures and accrued interest due was $1,265,700.

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
Notes to Unaudited Financial Statements
September 30, 2007

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

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

On March 13, 2006, we closed the acquisition of this project for a total of $1.5 million.  After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.  The major classes of assets and liabilities pertaining to the discontinued operations are as follows:

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

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

 Based on exploration results, JMG Exploration has indicated its intent to sell a portion of its working interest to Enterra Energy Trust in an arrangement under which JED Oil, Inc. under a development agreement with Enterra, will complete any development programs on the projects.  The Company now anticipates that Thunderbird Energy Corp. (its former joint venture partner on the adjacent Carbon County project) will acquire the interests of JMG Exploration and proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2007

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

Note 11—Subsequent Events

 On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company, through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets (“Dolar Transaction”).b b

 On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing. Pursuant to the terms of the settlement, the Company owes Alpha Capital $200,000 due and payable no later than February 15, 2008 or upon the Company’s merger with a third party as contemplated by the Dolar transaction. Should such amount not be paid at that time, the creditor has the right to convert the outstanding amount owed into equity at a15% discount of the last 30 day average trading price. Should the creditor not choose to convert the obligation into equity, the obligation reverts to a note payable at the rate of 18% per annum.

On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in Note 5 above.  The settlement agreement releases all claims by either party except; $31,169 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.

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

Projects acquired from Thomasson Partner Associates, Inc. under the Exploration Services Funding Agreement (as Amended) include the Weston County project in Wyoming, the Gordon Creek project in Utah, the Carter Creek project in Wyoming, the Circus project in Montana, the Bacaroo project in Colorado, the Platte project in Nebraska, and the Badger project in South Dakota.   During the year ended December 31, 2006, we abandoned the Platte and Badger projects.  As of December 31, 2006, we terminated our formal agreement with Thomasson Partner Associates, Inc. and will continue accessing projects informally, without having any first right to any project.

           On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets.

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

Operating expense. For the three months ended September 30, 2007, our operating expense was approximately $69,000, compared to $1,081,000 for the three months ended September 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Primarily the difference between the two periods relates to lower exploration and production costs, legal, business advisory, and stock issuance costs associated with the convertible debentures for the three months ended September 30, 2006.   Expenses for the three months ended September 30, 2007 consisted of $3,000 in exploration expenses, $28,000 in legal, consulting, and audit services, $8,000 in payroll, $17,000 in insurance costs, and $13,000 in other costs including rent, bank fees, travel, and telephone expenses.

Interest expense. We incurred interest expense of $1,468,000 for the three months ended September 30, 2007, compared to $31,000 for the three months ended September 30, 2006.  Interest expense for the quarter primarily consisted of amortized convertible debenture discount and deferred debt issue costs.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenue. For the nine months ended September 30, 2007, we had no further revenue earned after the sale of the Carbon County project, which has been classified as discontinued operations, in comparison to $454,000 in revenue for the nine months ended September 30, 2006.

Operating expense. For the nine months ended September 30, 2007, our operating expense was approximately $3,221,000, compared to $3,296,000 for the nine months ended September 30, 2006. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, investor relations expense, and debt service.  Primarily the difference between the two periods relates to higher exploration and production costs, legal, business advisory, and stock issuance costs associated with the convertible debentures for the period ended September 30, 2006, as well as the relinquishment of property options during the second quarter of 2007.  In addition to the $2,075,000 in property option relinquishment, expenses for nine months ending September 30, 2007 consisted of $78,000 in depreciation, depletion, and amortization, and $1,068,000 in legal, consultant, audit and other costs including rent, insurance, payroll, payroll taxes, and stock issuance costs.  There was also approximately $1,200,000 in expenses in connection with the debt restructuring.

Interest expense. We incurred interest expense of $2,174,000 for the nine months ended September 30, 2007, compared to $108,000 for the nine months ended September 30, 2006.  This difference primarily relates to convertible debenture interest incurred.  Interest expense for the year primarily consisted of amortized convertible debenture discount and deferred debt issue costs.

Liquidity and Capital Resources

For the quarter ended September 30, 2007, we had net income of $272,000, which was primarily due to the sale of the Carbon County project.  For the quarter ended September 30, 2006, we incurred a net loss of $1,065,000. At September 30, 2007, we had $1,700 of cash and cash equivalents, total current assets of $443,000, and current liabilities of $3,456,000 for a working capital deficit of $3,013,000.

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

Cash Flow

For the nine months ended September 30, 2007, we used $3,540,000 in our operating activities. We obtained $5,074,000 in investing activity for our property and interest disposition, and used $1,712,000 in financing activity from making payments on capital obtained through financings. We decreased our December 31, 2006 cash balance of $180,000 to $1,700 at September 30, 2007.

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
Title: Chief Executive Officer ( Principal Executive Officer)

Date: April 14, 2008	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)