Form 10KSB/A
FELLOWS ENERGY LTD
filed 2008-04-14
CIK 1144439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-33321

FELLOWS ENERGY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1369 Forest Park Circle, Suite 202 Lafayette, Colorado	80026 (303) 926-4415
(Address of principal executive office)	(Postal Code) (Issuer's telephone number)

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 14, 2007, was $17,262,556.

As of April 14, 2007 there were 100,000,000 shares of issuer’s common stock outstanding.

FELLOWS ENERGY LTD.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to make certain additions and corrections to present more details within certain disclosures in accordance with SFAS 144, SFAS 47 paragraph 10(b), SFAS 69 paragraphs 11 and 30(b), and Rule 4-10(a) of Regulation S-X.  These include revising an inconsistency within our disclosure statement of project impairment testing, providing a tabular reconciliation of our notes payable, removing references to probable, possible, and potential reserve amounts, and adding comparison information for proven reserves. As permitted by General Instruction E to this form, the original filing of our annual report on Form 10-KSB is incorporated by reference the complete information required by Parts I, II, and III.

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

Proven Management Expertise

Our CEO and President George S. Young and our Vice President Steve Prince have experience in operating and growing an oil and gas public company. Mr. Young brings strong leadership and business qualifications, an understanding from having been trained as both an attorney and engineer and 25 years of natural resource industry experience. Mr. Prince brings 22 years of oil and gas industry experience as a Petroleum Engineer and as a significant contributor to the development of major producing fields in areas of interest to us.

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

Property Summary

In our short operating history in the oil and gas industry, we have positioned our company to control and exploit potential reserves from a number of large unconventional oil and gas resource type projects covering approximately 57,000 acres. These projects focus on coal bed methane, tight sands gas and oil from fractured shales. Such projects are characterized by their widespread occurrence, large reserve potential, low finding and development costs, high drilling success rates, and low geologic and operating risks. Such projects are also subject to certain risks and development of such projects requires substantial capital.  Our Carbon County project is in exploration, development and production stages. This project has proven producing reserves in excess of 1.36 Bcf, proven developed non-producing in excess of 2.23 Bcf, and proven undeveloped reserves in excess of 6.93 Bcf. Please see Item 2 Description of Property under Note 10 to the financials for more discussion related to the property and reserves.

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

Our Independent Registered Public Accounting Firm Has Stated There is Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing

In their report dated April 17, 2007 on our financial statements as of and for the year ended December 31, 2006, our independent registered public accounting firm stated that our significant losses from operations and our limited financial resources raised substantial doubt about our ability to continue as a going concern. Since December 31, 2006, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary debt or equity funding from outside sources, including  the sale of our securities, and/or loans and grants from various financial institutions where possible.

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

ITEM 7.  FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

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
See accompanying notes.

Fellows Energy Ltd.
Statements of Operations

	Years Ended
	December 31,
	2006	2005

Revenue	$423,761	$—

Operating expenses
Exploration and Production	1,027,459	1,141,202
Relinquishment of property options	3,289,387	1,143,882
General and administrative	2,365,137	2,273,022

Gross margin	(6,258,221)	(4,558,106)

Other income (expense)
Interest expense, net	(2,721,506)	(982,031)
Gain on sale of unproved property	—	1,550,797
Gain on extinguishment of debt	—	383,531
Project revenue applied as credit to purchase	246,939	—
Note receivable default penalty	80,000	—
Re-sale of pipe	34,644	—
Insurance rebates and project purchase credit	19,993	—
Miscellaneous	7,304	14,132
Total other income (expense)	(2,332,626)	966,429

Loss before income tax	(8,590,847)	(3,591,677)

Income tax expense	—	—
Deferred tax benefit	—	—

Net loss	$(8,590,847)	$(3,591,677)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	3,561	516

Comprehensive loss	$(8,587,286)	$(3,591,161)

Basic and diluted loss per share	$(0.14)	$(0.08)
Basic and diluted weighted average shares outstanding	61,726,047	47,599,638
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
See accompanying notes.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Note 1 - Basis of Presentation and Nature of Operations

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

Impairment of Unproved (Non-Producing) Properties - Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2006, we still consider our acquired properties to be economically and operationally viable, in accordance with FAS 19.   In determining that there was no impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others. In addition, the Company had no unproved properties that were surrendered or abandoned during the year ended December 31, 2006 as a result of impairment.

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

Note 2 - Asset Retirement Obligation - Significant Accounting Policies, continued

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

Note 4 - Note Receivable

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

Note 5 - Sale of Unproved Property

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

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

Also in 2005, we entered into a 45-well workover program, the Creston Project, in which we completed and placed the first well into production in the first quarter of 2006.  We obtained $1.25 million in industry partner financing to carry the project forward. In connection with the transaction, we acquired the rights to up to a 75% working interest, reduced to 45% interest in 18 months, in the wells to be completed in the program as well as $1.25 million in project financing from an industry partner in exchange for 1,642,632 shares of restricted common stock and warrants to purchase 1.8 million shares at $0.70 per share.  The repayment of the $1.25 million in financing is secured with 1.8 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  At December 31, 2006 there was $900,000 outstanding on this financing.  According to the agreement we will pay $90,000 per month until paid off in December 2007.

In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest.  At December 31, 2006 all of the principal was outstanding, and according to the agreement we will pay approximately $33,000 per month over 2007 and 2008, until paid off in February 2009.

In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of December 31, 2006, we have paid $139,000 towards the principal and interest, and will pay $31,000 per month until paid off in December 2007.

Notes Payable	December 31,
	2006	2005
Notes payable current portion
Note for project acquisition - March 2006	322,000	—
Note for project development - May 2006	361,111	—
Note for project development - Dec 2006	900,000	—
	1,583,111	—

Notes payable long term portion
Note from related party	1,733,000	12,000
Note for project acquisition - May 2006	428,000	—
	2,161,000	12,000

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

Note 10 - Related Party Transactions

Over the period October 2005 through December 2006 we borrowed a total of $2,034,000 on an unsecured 8% demand note payable to an entity controlled by our CEO. During the 2006, we paid back a total of $301,000 in principal on the note.

Note 11 - Property Reserves (Unaudited)

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

Reserve Quantities

Table 1	December 31,	December 31,
Gas reserves (in MMcf)	2006	2005

Proven developed producing reserves	1,362	—
Proven developed non-producing reserves	2,231	—
Proven undeveloped reserves	6,931	—

Total proved reserves as of December 31, 2006	10,524	—

Analysis of Changes in Proved Reserves

Estimated quantities of proved developed reserves, as well as the changes in proved developed reserves during the periods indicated, are presented in the following table:

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

Table 2	Gas Reserves
Changes in Proved Developed Reserves	(MMcf)

Proved developed reserves at December 31, 2005	—

Revisions of previous estimates	10,524
Extensions and discoveries	—
Sales of reserves in place	—
Improved recovery	—
Purchase of reserves	—
Production	(68)

Proved developed reserves at December 31, 2006	10,455
Standardized Measure of Discounted Future Net Cash Flows

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

Table 3 ( In thousands)	December 31,	December 31,
	2006	2005
Future cash flows	$76,363	$—
Future production costs	(1,680)	—
Future development costs	(27,750)
Future income taxes	(28,022)	—
Future net cash flows before discount	$18,911	$—
10% discount to present value	(1,891)	—
Standardized measure of discounted
Future net cash flows	$17,192	$—

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

Table 4	December 31,	December 31,
Production and Sales Data	2006	2005

Natural gas production (Mcf)	$235,378	$—
Average sales price per Mcf	5.5

Expenses per Mcf
Lease operating	$1.91	$—
Gathering	$0.94	$—
General and administrative	$9.73	$—
Depletion and accretion	$.31	$—

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2006 and 2005

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

 Table 5 presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

Table 5	December 31,
	2006	2005
Property acquisition costs:
Unproved	$—	$738,241
Proved	1,200,000	300,000
Exploration	564,196	1,141,202
Development	463,263	—

	$2,227,459	$2,179,443

Productive Wells and Acreage

Table 6 summarizes our productive and shut-in gas wells as of December 31, 2006.  Productive wells are producing wells and wells capable of production.  Shut-in wells are wells that are capable of production but are not producing.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Table 6	Productive gas wells
	Gross	Net
Producing gas wells	4	1.8
Shut-in gas wells	4	1.8

Undeveloped Acreage

Table 7 summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2006.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves.  Developed acres are acres that are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acres are the sum of our fractional interests owned in the gross acres.  The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  In certain leases, our ownership is not the same for all depths.  The net acres in these leases are calculated using the greatest ownership interest at any depth.  Generally, this greater interest represents our ownership in the primary objective formation.

Table 7
Summary of Acreage	Undeveloped acres		Developed acres
	Gross	Net	Gross	Net
Utah	14,242	1,752	5,953	2,440
Wyoming	33,486	19,604	—	—
Colorado	3,440	3,440	—	—

Total acres	51,168	24,796	5,953	2,440

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
Notes to Financial Statements
December 31, 2006 and 2005

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
Notes to Financial Statements
December 31, 2006 and 2005

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

 On February 15, 2007, we closed a financing pursuant to a securities purchase agreement with Palisades for the issuance of a $714,500 face amount debenture maturing September 15, 2007 (the “New Debenture”). The New Debenture does not accrue interest and the investors paid $500,000 for the New Debenture. We paid a commission of $100,000 to HPC Capital Management (a registered broker-dealer) in connection with the transaction, resulting in net proceeds to us of $400,000 before our legal fees. We used the net proceeds to pay our settlement agreement payment to JGB, repayment of a bridge loan to Petro Capital Securities, LLC and the remainder for general working capital purposes. We also issued HPC Capital Management 6,458,063 shares of restricted common stock and agreed to issue an additional 1,041,937 shares of restricted common stock and 350,000 warrants upon obtaining an increase in our authorized shares of common stock, which shares are additional compensation for its services in connection with the transaction with the investors.

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

13.1	Annual Filing on Form 10-KSB filed as an exhibit to the current report with the Commission on April 23, 2007, and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FELLOWS ENERGY LTD.

Date: April 11, 2008	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer, President and Chairman of the Board	April 11, 2008

By: /s/ BROOKE E. HORSPOOL Brooke E. Horspool	Chief Financial Officer	April 11, 2008