Form 10KSB
FELLOWS ENERGY LTD
filed 2008-04-15
CIK 1144439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____

Commission File Number 000-33321

FELLOWS ENERGY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1369 Forest Park Circle, Suite 202 Lafayette, Colorado	80026
(Address of principal executive office)	(Postal Code)
(303) 926-4415 (Issuer's telephone number)

370 Interlocken Boulevard, Suite 400, Broomfield, Colorado 80021
 (former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

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

The Company had $31,000 in revenue in 2007.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on April 14, 2008, was $1,650,000.

As of April 14, 2008 there were 100,000,000 shares of issuer’s common stock outstanding.

FELLOWS ENERGY LTD.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Fellows Energy Ltd. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results when compared to these forward-looking statements may differ materially from those discussed herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

Company History

Fellows Energy Ltd. was incorporated in Nevada on April 9, 2001 as Fuel Centers, Inc.  In November 2001, the Commission declared effective our registration statement to register 31,185,150, as adjusted, shares of common stock held by our stockholders. We were originally formed to offer business consulting services in the retail automobile fueling industry. During the fourth quarter of 2003, we changed management, and entered the oil and gas business and ceased all activity in the automobile refueling industry. On November 12, 2003, we changed our name to Fellows Energy Ltd. and shifted our focus to exploration for oil and gas in the Rocky Mountain Region. On January 5, 2004, we acquired certain interests in certain oil and gas leases and other interests owned by Diamond Oil & Gas Corporation, a Nevada corporation. Diamond is wholly owned by George S. Young, our CEO, President, and Director. Our common stock is publicly traded over-the-counter and quoted on the OTC Bulletin Board under the symbol “FLWE.OB.”

We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of oil and natural gas.  Our strategy is to pursue selected opportunities that are characterized by reasonable entry costs, favorable economic terms, high reserve potential relative to capital expenditures and the availability of existing technical data that may be further developed using current technology.   In 2006, we also turned our emphasis away from early stage exploration projects to focus on advanced-stage and producing properties.

Business Strategy

We seek to: (1) achieve attractive returns on capital for the benefit of our stockholders through investment in exploration and development; (2) maintain a strong balance sheet to preserve maximum financial and operational flexibility; and (3) create strong employee incentives through equity ownership.

Disciplined Acquisition Strategy

We intend to acquire producing oil and gas properties where we believe significant additional value can be created. Management is primarily interested in producing and unconventional play properties with a combination of these factors: (1) opportunities for long life production with stable production levels; (2) geological formations with multiple producing horizons; (3) substantial exploitation potential; and (4) relatively low capital investment production costs.

Exploitation of Properties

We intend to maximize the value of our properties through a combination of successful exploration, drilling, increasing production, increasing recoverable reserves, and reducing operating costs. Where we deem appropriate, we will employ technology to improve recoveries such as directional and horizontal drilling. Directional and horizontal drilling and completion methods have historically produced oil and gas at faster rates and with lower operating costs basis than traditional vertical drilling.

Experienced and Dedicated Personnel

We intend to maintain a highly competitive team of experienced and technically proficient employees and consultants and motivate them through a positive work environment and stock ownership. We believe that employee ownership, which is encouraged through our stock option plan, is essential for attracting, retaining and motivating qualified personnel.

Company and Industry Highlights

According to the report Facing the Hard Truths about Energy (July 17, 2007), released in the summer of 2007 by the National Petroleum Council:

The Council found that total global demand for energy is projected to grow by 50-60 percent by 2030, driven by increasing population and the pursuit of improving living standards. At the same time, there are accumulating risks to the supply of reliable, affordable energy to meet this growth, including political hurdles, infrastructure requirements, and availability of a trained work force. We will need all economic, environmentally responsible energy sources to assure adequate, reliable supply.

A few highlights of their report to the Secretary of Energy include:

•	“Coal, oil, and natural gas will remain indispensable to meeting total projected energy demand growth.”

•
“The world is not running out of energy resources, but there are accumulating risks to continuing expansion of oil and natural gas production from the conventional sources relied upon historically. These risks create significant challenges to meeting projected total energy demand.”

•
“To mitigate these risks, expansion of all economic energy sources will be required, including coal, nuclear, biomass, other renewables, and unconventional oil and natural gas. Each of these sources faces significant challenges including safety, environmental, political, or economic hurdles, and imposes infrastructure requirements for development and delivery.”

The United States must:
•
“Expand and diversify production from clean coal, nuclear, biomass, other renewables, and unconventional oil and gas; moderate the decline of conventional domestic oil and gas production; and increase access for development of new resources.”

•	“Enhance science and engineering capabilities and create long-term opportunities for research and development in all phases of the energy supply and demand system.”

Focus on Producing and Unconventional Plays

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

 Financing Strategy

We intend to access debt and equity markets for private and public financings from time to time based on our needs on terms in the market then available to us. Initially, we expect that the bulk of capital formation will be in the form of convertible debt to equity capital to support the initial phases of exploration and exploitation work required on our projects. To the extent the plays mature into “Proven” status as determined by independent third-party engineers, we plan to utilize debt sources for a large percentage of our capital requirements so as to maximize the return on equity that these projects generate. This debt may be in the form of senior bank debt, junior or subordinated bank debt, and/or mezzanine debt. We cannot provide any assurance that we will be able to raise additional debt or equity to fund future operational and exploration needs or terms acceptable to us.  Additionally, we may generate funds through (1) a joint venture, sale or farm out on an interest in one or more of its properties and/or (2) divesting one or more of our properties that are determined not to fit with our strategic core holdings.

Property Summary

In our short operating history in the oil and gas industry, we have positioned our company to control and exploit potential reserves from a number of oil and gas projects covering approximately 27,000 acres. These projects focus on coal bed methane, tight sands gas and oil from fractured shales. Such projects are characterized by their widespread occurrence, large reserve potential, low finding and development costs, high drilling success rates, and low geologic and operating risks. Such projects are also subject to certain risks and development of such projects requires substantial capital. Please see Item 2: Description of Property for more discussion related to the properties.

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

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  We do not hold a significant competitive position in the oil and gas industry.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Governmental Regulations

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

Employees

As of April 14, 2008, we have two full-time employees. The majority of development services have been provided to us by the officers and outside, third-party vendors. Currently, there exist no organized labor agreements or union agreements between us and our employees. We do not have employment agreements with any of our employees. We believe that our relations with our employees are good.

Reports to Security Holders

We file our quarterly and audited annual reports with the Securities and Exchange Commission (SEC), which the public may read and copy at the Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20459.  SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at www.sec.gov.  Our website is located at www.fellowsenergy.com, and can be used to access recent news releases and Securities and Exchange Commission (SEC) filings, including our quarterly and audited annual reports, and other items of interest. Our website, and the information on our website, including other links contained on our website, are not incorporated into this Report.

Risks Related to Our Business

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

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $9,315,952 and $8,587,286 for the years ended December 31, 2007 and 2006, respectively. We cannot assure that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed and If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our acquisition, exploration and production of natural gas from coal bed methane. We anticipate that we will require up to approximately $1,000,000 to fund our continued operations for the next twelve months from the date of this prospectus, depending on revenues from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Stated There is Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing

In their report dated April 14, 2008 on our financial statements as of and for the year ended December 31, 2007, our independent registered public accounting firm stated that our significant losses from operations and our limited financial resources raised substantial doubt about our ability to continue as a going concern. Since December 31, 2007, we have continued to experience losses from operations. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary debt or equity funding from outside sources, including the sale of our securities, and/or loans and grants from various financial institutions where possible.

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

Even if We are Able to Discover and Generate a Gas Well, There Can be no Assurance the Well Will Become Profitable

Even if we are able to discover coalbed methane gas or drill a gas well to capture any gas, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition In The Oil And Gas Industry Is Highly Competitive And There Is No Assurance That We Will Be Successful In Acquiring The Leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. While we may seek additional oil and gas acreage, it may not become available, or if it is available for leasing, we may not be successful in acquiring the leases.

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

As of April 14, 2008, we had 100,000,000 shares of common stock issued and outstanding, convertible debentures issued in June 2005, September 2005 and February 2007 outstanding that may be converted into an estimated 8,743,942 shares of common stock and outstanding warrants issued in June and September 2005, and February 2007 to purchase 1,766,667 shares of common stock. To the extent registered pursuant to our registration statements, all of these shares are issuable upon conversion of the June and September 2005, and February 2007 debentures and upon exercise of our June and September 2005 and February 2007 warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Between 2005 and 2007, we entered into Securities Purchase Agreements for the sale of an aggregate of $9,323,700 principal face amount of secured convertible debentures, of which $1,253,139 remains outstanding. The secured convertible debentures are due and payable, with interest, as of December 31, 2007, and have not been converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including default interest on the outstanding principal balance of the convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 1369 Forest Park Circle, Suite 202, Lafayette, Colorado 80026, and our telephone number is (303) 926-4415. In exchange for administrative services, we pay no rent for the 300 square foot suite we now occupy. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. In addition, we have the following oil and gas properties in connection with our principal business activities:

Carbon County Project, Utah

  On September 12, 2005, we entered into an option agreement to purchase a gas field in Carbon County, Utah that was producing approximately 30 million cubic feet of natural gas per month.  The field comprised of 5,953 gross acres (2,440 net acres), with four producing gas wells, and an additional four shut-in wells. The production was derived from the Ferron Sandstone formation, and the gas marketed into the adjacent gas pipeline operated by Questar Gas Resources.  The acquisition included an associated gas gathering system and a 6 mile pipeline and compression facility servicing the project and adjacent production. The field yielded potential for 20 additional well sites on 160 acre spacing on the undeveloped acreage.  The property is adjacent to our Gordon Creek project and to the very successful Drunkards Wash field originally developed by River Gas Corp.

 The purchase option called for an acquisition price of $3 million, and we closed the purchase of the acquisition on March 13, 2006 with an industry partner, Thunderbird Energy Corporation (“Thunderbird”) formerly MBA Resource Corp. of Canada.  Thunderbird paid $1.5 million and arranged third party financing of $750,000 for part of our share of the $3 million purchase price, in exchange for a 50% interest in the project.  We previously paid a deposit toward the purchase price.  We acquired a 50% interest in the project with only an additional payment of $241,000.  Together with Thunderbird we formed Gordon Creek, LLC a joint operating company, which was incorporated in the state of Utah to carry out gas production and drilling operations as well as gas gathering activities for both the project gas and adjacent third party production.

After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $202,220 as of December 31, 2007

Weston County Project, Wyoming

The Weston County play focus is initially on the development of a conventional oil field followed by exploration for conventional oil reservoirs in the Dakota and Minnelusa on 19,290 gross and 9,645 net acres. The South Coyote Creek Field thus far has no identifiable reserves but we hope that it will provide short-term cash flow to cover our overhead.

We acquired an option to purchase a 100% working interest consisting of 19,290 acres of oil and gas rights in Weston County, Wyoming for a total purchase price of $750,000. We closed the purchase on June 15, 2004 and concluded a reevaluation of drilling production data and seismic surveys. This resulted in the delineation of 18 conventional oil and gas well locations on the property which are ready to drill that are potential extensions of an existing producing field called South Coyote Creek Field. South Coyote Creek Field was discovered and developed back in the 1960s and has produced approximately 3 million barrels of oil to date. We signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. Under the agreement, JMG Exploration was to receive a 50% interest in exchange for incurring $2,000,000 in exploration and drilling expenditures on the two projects by November 7, 2005.  In addition, JMG Exploration loaned $1,500,000 to us with a short-term note. In connection with repayment of the JMG Exploration loan, we assigned the remaining 50% interest in the Weston County project to JMG Exploration, subject to our right to reacquire those interests for approximately $391,000 by June 30, 2005, which right was exercised. As part of the full settlement of the $1,500,000 note, JMG Exploration’s commitment to spend $2,000,000 in exploration and drilling activity by November 7, 2005 was terminated.

The Weston County play has two deeper horizons at drilling depths of 5,000 to 7,500 feet that add enormous oil and gas reserve potential to the acreage position we own. The Cretaceous Dakota and Permo-Penn Minnelusa are both highly productive sandstone reservoirs when found in trapping positions and have accounted for hundreds of millions of barrels of production in the Powder River Basin. Some of the largest Dakota and Minnelusa fields are located within 10 miles of the Company’s acreage, including the 75 million barrel Raven Creek and 25 million barrel Donkey Creek.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities during 2007. As of December 31, 2007, we took an impairment on this property in the amount of $1,929,752.

Carter Creek Project, Wyoming

The Carter Creek Project targets an unconventional play for oil on 14,196 gross and 9,959 net acres from fractured shales in the Niobrara and Mowry.

In January 2004, we acquired a 100% working interest of 10,678 acres known as the Carter Creek Project in the southern Powder River Basin of Wyoming for $223,000. This project was discovered by an industry partner.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities, and during the year, we dropped the project due to capital constraints.  We relinquished our interest in this project and recorded a loss in the amount of $2,075,368.

Gordon Creek Project, Utah

In January 2004, we acquired an option to purchase 5,242 acres (3,184 net) known as the Gordon Creek Project. We closed the purchase for $288,000 in July 2004. The Gordon Creek Project is located in Carbon County, eastern Utah.

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

In addition to the Ferron sandstone, the Gordon Creek project has potential in the Emery coal. While the Emery coal play is in an early stage it may have similar potential to the Drunkard’s Wash field which produces from the Ferron coal. The Drunkard’s Wash Field is located 6 miles to the southeast of our Gordon Creek land holdings. Our project personnel were previously involved in drilling for River Gas Corporation in the Drunkard’s Wash field.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities, and as of December 31, 2007, we took a write down on the project due to capital constraints in the amount of $2,085,528.

Bacaroo Project, Baca County, Colorado

The Bacaroo Project targets conventional oil and gas reserves from prolific reservoirs in the Pennsylvanian Topeka, Lansing-Kansas City and Morrow formations as well as the Mississippian Keyes formations. The Bacaroo Project has been developed by Thomasson Partner Associates, Inc. and is located in Baca County, Colorado on the northwest flank of the greater Anadarko Basin. Nearby analog fields include the Morrow Stateline and Interstate fields with production of 25 to 50 MMBO; and the Keyes Dome, which has produced 1 TCF of gas from the Mississippian Keyes section. Currently, we have six prospects undergoing lease acquisition. Three of these prospects have multiple objectives with seismically and subsurface defined structural or stratigraphic traps, and are adjacent to or on-trend with proven production. All of the selected drill sites are near to or offsetting excellent shows of oil and gas with drilling depths of objectives ranging from 1,200 to 5,000 feet. The estimated initial cost to acquire 34,720 acres and drill eight evaluation wells is $2.3 million.

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

As of December 31, 2006, due to a technical reanalysis of the project, new data relating to seismic work done in the area, capital constraints, and the inability to renegotiate with Quaneco, LLC and the leaseholders a more workable framework to carry forward with this early-stage project, we determined to relinquish our rights to the project and pursue more advance-stage projects in producing areas in the Uintah Basin and elsewhere.  As such, we recorded a charge in the amount of $1,025,092 for the year ended December 31, 2006.

Deposits on Other Projects

During the year ended December 31, 2006, the Company also recorded charges of approximately $391,000 related to the relinquishment of options for cash deposits previously made on certain other properties.

Summary of Our Current Projects, Acreage Holdings, and Wells

Project	Objective	Play Type	Gross Acres	Net Acres
Bacaroo Project, Colorado
		Conventional Oil	3,440	3,440

Weston County Project, Wyoming
	Turner	Conventional Oil	19,290	9,645
	Dakota	Conventional Oil
	Minnelusa	Conventional Oil

Gordon Creek, Utah
	Ferron Sandstone	Tight Sands Gas	5,242	3,184
	Emery Coal	Coal Bed Natural Gas
		Totals	27,972	16,269

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

 On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in above.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.

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

	High ($)	Low ($)

Fiscal Year 2006
First Quarter	0.60	0.30
Second Quarter	0.44	0.15
Third Quarter	0.43	0.14
Fourth Quarter	0.19	0.07

Fiscal Year 2007
First Quarter	0.10	0.03
Second Quarter	0.09	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.06	0.02

Fiscal Year 2008
First Quarter	0.03	0.02
Second Quarter (1)	0.02	0.02

 (1) As of April 14, 2008

Holders

As of April 14, 2008, we had approximately 87 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

Description of Securities

The authorized capital stock of the Company consists of 100,000,000 of the common stock, at $0.001 par value, and 25,000,000 shares of preferred stock, at $0.001 par value.  The shares of preferred stock may be issued in one or more series.  The designations, powers, rights, preferences, qualifications, restrictions, and limitations of each series of preferred stock shall be established from time to time by the Board of Directors in accordance with Colorado law.

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

In February 2007, we issued all the remaining authorized common stock of the Company, in connection with the convertible debenture restructuring, during which we issued 5,454,546 and 6,458,063 shares of restricted common stock for forbearance and commitment fees.  Refer to Note 5 – Convertible Debentures, for more discussion.

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

Operations Plan

During the next twelve months, we expect to pursue oil and gas operations on some or all of our property, including the acquisition of additional acreage through leasing, farmout, or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

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

 Recent Activity

On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in Note 4 – Note Receivable, below.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.

On October 30 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company, through a reverse merger with the new company. It is expected that either we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets.

The operations we plan for the balance of 2008 include exploring leases on our remaining projects, development drilling on the Bacaroo acreage, seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and continue to produce substantial commercial quantities of oil and gas, including coalbed methane, although no assurances can be given that commercial quantities are available, if at all.

Liquidity and Capital Resources

In 2007, we incurred a loss of approximately $9,303,062. At December 31, 2007, we had approximately $4,000 of cash and cash equivalents, a $202,000 receivable from the sale of the Carbon County project, and a $243,000 receivable from the settlement with Creston Resources Ltd.  Our total current assets were $449,000, and current liabilities were $3,503,000, including accounts payable and the current portions of interest payable, notes payable and convertible debentures payable.

Based upon our significant operating losses from inception, there is substantial doubt as to our ability to continue as a going concern. Our audited financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. Our audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

To fully carry out our business plans we need to raise a substantial amount of additional capital, sell project assets, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to increase production or raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost.  To fully carry out our business plans we need to raise a substantial amount of additional capital, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate positive cash flow from operations. Our ability to maintain profitability and positive cash flow is dependent upon our ability to locate profitable natural gas or oil properties, generate revenue from our planned business operations, and control exploration cost. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

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

In the event of default, the investors may require payment, which shall be the greater of: (A) 130% of the principal amount of the face amount of the debenture to be prepaid, or (B) the principal amount of the debenture to be prepaid, divided by the conversion price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the default amount is demanded or otherwise due or (y) the date the default amount is paid in full, whichever is greater.

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

Results of Operations

Previous Operations. After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.

Subsequently on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.

During the year ended December 31, 2007 we had gross revenues of $108,000 from our Carbon County project, compared to $383,000 for the year ended December 31, 2006.  This difference is primarily due to the fact that we sold our interest in mid 2007.

Revenues. For the year ended December 31, 2007, we had revenues of $31,000 compared to $41,000 in 2006, which is comparable.

Operating Expenses.  Operating expenses for 2007 were approximately $4,173,000 as compared to $2,127,000 for 2006.  These expenses primarily consisted of the following:

 In 2007, we incurred $7,000 in expenses related to exploration and production net of discontinued operations from the sale of the Carbon County project. Our general and administrative expense were approximately $1,277,000, which included in legal, consultant, and audit fees, and other costs including rent, insurance, payroll, payroll taxes, travel, and stock issuance costs.  We also recorded $1,279,000 in expenses relating to a net loss on extinguishment of debt in connection with the restructuring of the debentures, and other losses including $200,000 in connection with the Alpha Capital settlement..  We recorded a gain in the amount of $1,610,000 in connection with the sale of Carbon County.

Also during the year ended December 31, 2007, we recorded charges of approximately $6,126,000 related to the relinquishment of the Circus project option and the write-down of the Gordon Creek and Weston County projects, in anticipation of joint venturing them, and more appropriately representing our position.

Interest Expense. Our 2007 interest expense was approximately $2,265,000, down by $456,000 from 2006 of $2,722,000 which is due to additional convertible debenture related interest, issuance cost, and discount expense incurred in 2006.

Net Income or Loss.  For the year ended December 31, 2007, our net loss from operations was $9,313,217.  With a $2,815 net loss from discontinued operations relating to the Carbon County sale, our total for the year was $9,315,952, including discontinued operations.  For the year ended December 31, 2006, we had a net loss of $8,096,947 from operations and $493,900 from our discontinued operations.

ITEM 7.  FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
Fellows Energy Ltd.

We have audited the accompanying balance sheet of Fellows Energy Ltd. as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of the Company as of December 31, 2006, and for the year then ended.  Those financial statements were audited by other auditors whose report, dated April 17, 2007, expressed an unqualified opinion on those financial statements.

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

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of Fellows Energy Ltd. as of December 31, 2007, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and had an accumulated deficit at December 31, 2007 of $25,451,896.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern without raising sufficient additional financing.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that would be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

KELLY ALLEN & ASSOCIATES
Accountancy Corporation

Riverside, California
April 14, 2008

Fellows Energy Ltd.
Balance Sheets

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$3,654	$179,926
Interest receivable	—	2,568
Accounts receivable	202,220	80,258
Settlement receivable	243,104	233,634
Total current assets	448,978	496,386

Proved and unproved oil & gas property	951,140	7,468,809

Equipment, net of $44,387 and $118,651 accumulated depreciation respectively	42,871	1,509,932
Restricted cash	160,000	160,000
Deferred financing costs	—	228,758

Total assets	$1,602,989	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$395,147	$359,662
Other accrued liabilities	230,838	99,167
Taxes payable	3,564	9,433
Interest payable current portion	291,100	205,700
Notes payable current portion	393,381	1,583,111
Convertible debenture current portion	2,253,139	1,608,433

Total current liabilities	3,567,169	3,865,506

Interest payable – net of current portion	358,234	154,819
Notes payable – related party	2,753,573	1,733,000
Notes payable – net of current portion	—	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 73,447,619 outstanding	100,000	73,447
Additional paid-in capital	20,328,962	18,484,181
Stock issuance obligation	—	61,055
Stock pledged as collateral	(53,053)	(185,684)
Accumulated deficit	(25,451,896)	(16,135,944)

Total stockholders’ equity	(5,075,987)	2,297,055

Total liabilities and stockholders’ equity	$1,602,989	$9,863,885

See accompanying notes.

Fellows Energy Ltd.
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenue	$31,169	$40,492

Operating expense
Exploration and production	6,918	150,289
General and administrative	1,276,678	2,365,137
Relinquishment of Property	6,126,262	3,289,387

Gross margin	(7,378,689)	(5,764,321)

Other income (expense)
Interest expense	(2,265,417)	(2,721,506)
Gain on sale of projects	1,610,299	—
Loss on extinguishment of debt, net	(958,152)	—
Miscellaneous income (expense)	(321,178)	388,880
Total other expense	(1,934,448)	(2,332,626)

Loss from continuing operations before income tax	(9,313,137)	(8,096,947)

Income tax expense	—	—
Deferred tax benefit	—	—

Loss from continuing operations	$(9,313,137)	$(8,096,947)

Revenue from discontinued operations	108,344	383,269
Expenses from discontinued operations	(111,159)	(877,169)

Loss from discontinued operations	(2,815)	(493,900)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	3,561
Comprehensive loss	$(9,315,952)	$(8,587,286)

Basic and diluted loss per share	$(0.10)	$(0.14)
Basic and diluted weighted average shares outstanding	96,925,784	61,726,047

See accompanying notes.

Fellows Energy Ltd.
Statements of Changes in Stockholders’ Equity
December 31, 2007

	Common Stock		Additional Paid-In	Stock Obligation/	Accumulated
	Shares	Amount	Capital	Pledged	Deficit	Total

Balance, December 31, 2005	52,545,329	52,545	15,973,152	(1,665,000)	(7,548,658)	6,812,039

Issue 617,433 shares for debenture redemption	617,433	617	228,599	—	—	229,216
Issue 1,341,500 shares for debenture redemption	1,341,500	1,342	357,375	—	—	358,717
Issue 554,697 shares for debenture redemption	554,697	555	151,743	—	—	152,298
Issue 751,818 shares for debenture redemption	751,818	752	205,667	—	—	206,419
Issue 1,425,192 shares for debenture redemption	1,425,192	1,425	357,292	—	—	358,717
Issue 700,000 shares under drilling agreement	700,000	700	195,300	—	—	196,000
Issue 861,921 shares pursuant to ratchet down rights	861,921	862	216,084	—	—	216,946
Issue 790,000 pursuant to financing agreement	790,000	790	252,010	—	—	252,800
Issue 1,737,976 shares for debenture redemption	1,737,976	1,738	356,979	—	—	358,717
Issue 48,980 shares pursuant to financing agreement	48,980	49	11,973	—	—	12,022
Issue 118,057 shares for debenture redemption	118,057	118	32,223	—	—	32,341
Obligation to issue 50,000 shares pursuant to financing agreement	—	—	—	22,500	—	22,500
Obligation to issue 250,000 shares to business advisors	—	—	—	61,055	—	61,055
Issue 137,257 for debenture redemption	137,257	137	39,063	—	—	39,200
Issue 50,000 shares pursuant to financing agreement	50,000	50	22,450	(22,500)	—	—
Issue 1,898,013 shares for debenture redemption	1,898,013	1,898	356,819	—	—	358,717
Issue 250,000 shares pursuant to financing agreement	250,000	250	62,250	—	—	62,500
Issue 2,586,369 shares for debenture redemption	2,586,369	2,586	356,130	—	—	358,716
Issue 118,057 shares for debenture redemption	118,057	118	14,108	—	—	14,226
Issue 487,070 shares for debenture redemption	487,070	487	58,204	—	—	58,691
Issue 800,000 shares to business advisors	800,000	800	107,200	—	—	108,000
Issue 3,130,267 shares for debenture redemption	3,130,267	3,130	355,587	—	—	358,717
Issue 1,083,607 shares pursuant to ratchet down rights	1,083,607	1,084	149,213	—	—	150,297
Issue 1,414,076 shares for debenture redemption	1,414,076	1,414	104,076	—	—	105,490
Mark to market of shares held as collateral	—	—	(1,479,316)	1,479,316	—	—
Comprehensive loss	—	—	—	—	(8,587,286)	(8,587,286)

Balance, December 31, 2006	73,447,619	73,447	18,484,181	(124,629)	(16,135,944)	2,297,055

Issue 1,075,343 shares for debenture redemption	1,075,343	1,076	64,627	—	—	65,703
Issue 2,000,000 shares in professional fees for restructuring debentures	2,000,000	2,000	118,000	—	—	120,000
Issue 118,057 shares for debenture redemption	118,057	118	7,095	—	—	7,213
Issue 9,996,547 shares for debenture restructuring	9,996,547	9,997	598,435	—	—	608,432
Issue 5,454,546 shares for debenture restructuring	5,454,546	5,455	484,455	—	—	489,909
Issue 1,449,825 shares for debenture restructuring	1,449,825	1,450	129,034	—	—	130,484
Issue 6,458,063 shares for debenture restructuring	6,458,063	6,458	574,767	—	—	581,225
Mark to market of shares held as collateral	—	—	(131,632)	71,756	—	(60,056)
Comprehensive loss	—	—	—	—	(9,315,952)	(9,315,952)

Balance, December 31, 2007	100,000,000	100,000	20,328,962	(53,053)	(25,451,896)	(5,075,987)

See accompanying notes.

Fellows Energy Ltd.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Cash flow from operating activities:
Net loss	$(9,315,952)	$(8,590,847)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	50,530
Gain on disposition of projects	(1,610,299)	—
Gain on extinguishment of debt	(244,466)	—
Debt issue costs and discount amortization	1,746,925	1,435,451
Depreciation	82,050	100,233
Expenses paid with stock issuance and extinguishment of debt	1,202,617	653,821
Changes in operating assets and liabilities:
Receivables	(44,394)	(117,235)
Deposits on unproved oil and gas property	—	716,000
Interest payable	288,815	234,819
Accounts payable & other liabilities	100,231	242,147
Net cash used in operating activities	(7,794,473)	(5,275,081)

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	355,026
Proceeds from sale of unproved oil and gas property	3,000,000	—
Unproved oil and gas property additions	(13,957)	(405,364)
Unproved oil and gas property relinquishment	6,429,688	3,289,387
Restricted cash	—	75,000
Disposition of equipment	12,779	(1,340,747)
Net cash provided by investing activities	9,428,510	1,973,302

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Discount on convertible debenture	(429,000)	—
Payments on convertible debenture	—	(857,399)
Borrowings on notes payable	1,117,537	4,449,962
Payments on notes payable	(3,213,346)	(458,416)
Net cash provided by (used in) financing activities:	(1,810,309)	3,134,147

Net decrease in cash and equivalents	(176,272)	(167,632)
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$3,654	$179,926

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Contribution of oil & gas interest in exchange for stock issuance	$—	$196,000
Convertible debenture paid with stock issuance	$681,350	$2,950,982
Stock issuance in exchange for Legal and advisory services	$120,000	$61,055
Fees paid with stock	$1,202,618	$85,000

See accompanying notes.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Fellows Energy Ltd. (“the Company” or “we” or “our” or “us”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within the western United States and beyond.  We incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are in Lafayette, Colorado.

 The accompanying financial statements for the periods of December 31, 2007, 2006, and are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as the 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

The Company’s efforts have been principally devoted to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources. As shown in the accompanying financial statements, we have incurred operating losses since inception. As of December 31, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, we had approximately $4,000 and $180,000 in cash equivalents respectively.

Restricted Cash

Restricted cash is cash balances held in the form of bank certificates of deposit, and with the state of Utah as a reclamation bond. At December 31, 2007 and 2006, $160,000 and $160,000 respectively, of restricted cash was on deposit with custodians to secure reclamation of oil and gas property.

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

Investment in Oil and Gas Property

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2007.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2007, we took a write down on our Gordon Creek and Weston County projects in the amounts of $2,085,528 and $1,929,752 respectively, in accordance with FAS 19.   In determining an impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others, as well as the projected undiscounted cash flows from the projects. The Company did not surrender or abandon any of its unproved properties during the year ended December 31, 2007.

Sales of Producing and Nonproducing Property

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

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas property in the balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations are accrued in the balance sheets, and are excluded from ceiling test calculations. Our asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method.  At December 31, 2007, the Company had  no asset retirement obligation or related accretion expense.

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended December 31, 2007, all weighted average shares outstanding have been included in the calculation. The Company had no stock-option or warrant obligations that were dilutive as of December 31, 2007.

Comprehensive Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. The Company had zero unrealized gains or losses as of December 31, 2007 and $3,561 unrealized gains as of December 31, 2006.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopt these new requirements as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have evaluated the impact of FIN 48 will have on our financial statements, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

Stock Options

On October 9, 2003, we adopted an incentive stock option plan, pursuant to which shares of our common stock are reserved for issuance to satisfy the exercise of options. The purpose of the incentive stock option plan is to attract and retain qualified and competent officers, employees and directors. The plan authorizes up to 2,000,000 shares of authorized common stock to be purchased pursuant to the exercise of options. Our stockholders approved the plan on November 10, 2003. On September 15, 2004, we granted an option for 200,000 shares to our CEO, 150,000 shares to our vice president and 125,000 shares to an employee. These options are exercisable at $0.80 per share, the price of our stock on the grant date. The options vested 50% on the grant date and vest 50% on September 15, 2005. On October 3, 2005, we granted an option for 100,000 shares to our CEO, 150,000 to our Vice President and 175,000 and 200,000 shares to two employees respectively. The options vest  six months from the date of grant.  On November 1, 2006, we granted an option for 300,000 shares to our Vice President of Business Development.  The options vest six months from the date of grant.

    Effective the date of the Company’s restructure of certain of its debentures on February 15, 2007, , the Board of Directors of the Company elected to cancel all outstanding stock options, as they had been significantly "out of the money" and worthless as valued under the black-scholes option value pricing model since December, 2005 (See Note 9).  Therefore, all the options in the plan have been returned to the treasury of the option plan.

Note 2 – Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of December 31, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Note 3 – Settlement Receivable

 In August and September 2005 as part of our earn-in arrangement, we agreed to advance Mountain Oil and Gas a total of $66,000 for purposes of working capital in exchange for oilfield and rig services.  Originally this balance was classified as a deposit, and has since been reclassified. As indicated in the agreement, in the event that sufficient services were not performed, the amount would convert to a loan, 12% per annum, commencing February, 2006.  The amount is secured with field equipment including a pumping unit, engine, treater, and rods.

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

 On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the advances owed to us.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payments commenced on October 15, 2007, and remain payable on the 15th of each month thereafter.

Note 4 – Notes Payable

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. The parties further acknowledge that the Company has issued all of its authorized shares and that such warrants would not be exercisable only if an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of December 31, 2007, we owed $393,000 on the note.

    In March 2006, we borrowed $750,000 on a secured 12% note payable for a period of 36 months in exchange for a 5% overriding royalty interest in Carbon County, as well as the right to participate in any future exploration activities on the project on the basis of a 10% working interest. As of June 30, 2007, we had paid $226,000 towards the principal and interest. On August 6, 2007, and in connection with the sale of our interests in the Carbon County project, the note was retired.

    In May 2006, we borrowed $500,000 at 12% interest in exchange for a 2% overriding royalty interest in Carbon County as well as 50,000 shares of common stock.  As of June 30, 2007, we had paid $170,000 towards the principal and interest. On August 6, 2007, and in connection with the sale of our interests in the Carbon County project the note was retired.

            As of December 31,, 2007, we owed two unsecured demand notes of $2,153,573 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum, respectively, compounded daily to an entity controlled by our CEO.  As of December 31, 2007, the accrued interest was $358,234.

Notes Payable	December 31,
	2007	2006
Notes payable current portion
Note for project acquisition - March 2006	—	322,000
Note for project development - May 2006	—	361,000
Note for project development - Dec 2006	393,000	900,000
	393,000	1,583,000

Notes payable long term portion
Note from related party	2,754,000	1,733,000
Note for project acquisition - May 2006	—	428,000
	2,754,000	2,161,000

Note 5 – Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of December 31, 2007, the debentures and accrued interest due was $1,285,700.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

 If, in any period of 20 consecutive trading days our stock price exceeds 250% of the June Warrants’ exercise price, all of the June Warrants shall expire on the 30th trading day after we send a call notice to the June Warrant holders. If at any time after one year from the date of issuance of the June Warrants there is not an effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the June Warrants, then the holder may exercise the June Warrant at such time by means of a cashless exercise.

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

Restructuring

 On February 15, 2007, the following transactions took place with regards to the June Debentures and the September Debentures (“Old Debentures”) and the warrants issued under the June Debentures and the September Debentures (“Old Warrants”):

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

 Pursuant to the Palisades Amendment Agreement, we agreed to issue 7,025,789 shares of common stock (the “Monthly Redemption Shares”) to Palisades upon conversion of $608,433 in principal amount of the Old Debentures.  Such Monthly Redemption Shares were issued as payment for the previously delinquent monthly redemptions owed to Palisades for the periods from December 1, 2006 through February 1, 2007 pursuant to the Old Debentures.  These Monthly Redemption Shares were not issued while we negotiated the terms of a potential buy-out or restructuring of the Old Debentures.  The Monthly Redemption Shares were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission and represent the remaining shares of common stock registered there under for Palisades pursuant to the Old Debentures.   In addition, the exercise price of the Old Warrants was reduced to $0.0866, which Palisades exercised on a cashless basis and received an additional 2,970,758 shares of common stock which were previously registered for resale pursuant to resale registration statements filed with the Securities and Exchange Commission.

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

February, 2007 Financing

             On February 15, 2007, we closed a financing pursuant to a securities purchase agreement with Palisades for the issuance of a $714,500 face amount debenture maturing September 15, 2007 (the “New Debenture”). The New Debenture does not accrue interest and the investors paid $500,000 for the New Debenture. We paid a commission of $100,000 to HPC Capital Management (a registered broker-dealer) in connection with the transaction, resulting in net proceeds to us of $400,000 before our legal fees. We used the net proceeds to pay our settlement agreement payment to JGB, repayment of a bridge loan to Petro Capital Securities, LLC and the remainder for general working capital purposes. We also issued HPC Capital Management 6,458,063 shares of restricted common stock and agreed to issue an additional 1,041,937 shares of restricted common stock upon obtaining an increase in our authorized shares of common stock, which shares are additional compensation for its services in connection with the transaction with the investors.  These have been accrued for at fair market value.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

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

As of December 31, 2007, both convertible debentures were due and payable.  We are currently negotiating their payoff.

Note 6 – Common Stock

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

    We issued no stock during the second, third, or fourth quarter of 2007, as all authorized stock is issued and outstanding.

Note 7 – Related Party Transactions

At June 30, 2007, we owed two unsecured demand notes of $2,153,573 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  As of December 31, 2007, accrued interest was $358,234.

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of December 31, 2007, we owed $393,000 on the note.

Note 8 – Property Reserves (Unaudited)

The following reserve quantity and future net cash flow information represents proved reserves located in the State of Utah in the United States. The reserves as of December 31, 2006 have been estimated by MHA Petroleum Consultants, independent petroleum engineers.  We did not have any proved reserves in the State of Utah at December 31, 2005, nor did we in closing out 2007 due to the sale of our Carbon County project in mid 2007.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

Reserve Quantities

Table 1	December 31,	December 31,
Gas reserves (in MMcf)	2007	2006

Proven developed producing reserves	—	1,362
Proven developed non-producing reserves	—	2,231
Proven undeveloped reserves	—	6,931

Total proved reserves	—	10,524

Analysis of Changes in Proved Reserves

Estimated quantities of proved developed reserves, as well as the changes in proved developed reserves during the periods indicated, are presented in the following table:

Table 2	Gas Reserves
Changes in Proved Developed Reserves	(MMcf)

Proved developed reserves at December 31, 2006	10,455

Revisions of previous estimates	—
Extensions and discoveries	—
Sales of reserves in place	(10,455)
Improved recovery	—
Purchase of reserves	—
Production	—

Proved developed reserves at December 31, 2007	—

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. As there were no proven reserves as of December 31, 2007, we have not compiled a projection of discounted future net cash flows for that period. Future production costs are based on year-end costs and include severance taxes.

Table 3 ( In thousands)	December 31,	December 31,
	2007	2006
Future cash flows	$—	$76,363
Future production costs	—	(1,680)
Future development costs	—	(27,750)
Future income taxes	—	(28,022)
Future net cash flows before discount	$—	$18,911
10% discount to present value	—	(1,891)
Standardized measure of discounted
Future net cash flows	$—	$17,020

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

Table 4	December 31,	December 31,
Production and Sales Data	2007	2006

Natural gas production (Mcf)	$—	$235,378
Average sales price per Mcf	—	5.5

Expenses per Mcf
Lease operating	$—	$1.91
Gathering	$—	$0.94
General and administrative	$—	$9.73
Depletion and accretion	$—	$.31

Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2007, due to our discontinued operations of Carbon County, we spent $0 compared to $1,027,000 as of December 31, 2006 in development and exploration activities.  As of December 31, 2006, we held a working interest of approximately 46% in 5,953 gross acres (2,440 net acres) located in Carbon County, Utah before it was sold in mid 2007.  We had no additional property acquisitions during 2007.

 Table 5 presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

Table 5	December 31,
	2007	2006
Property acquisition costs:
Unproved	$—	$—
Proved	—	1,200,000
Exploration	6,918	564,196
Development	—	463,263

	$6,918	$2,227,459

Productive Wells and Acreage

Table 6 summarizes our productive and shut-in gas wells as of December 31, 2007 and 2006.  Productive wells are producing wells and wells capable of production.  Shut-in wells are wells that are capable of production but are not producing.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Table 6	Productive gas wells at December 31, 2007		Productive gas wells at December 31, 2006
	Gross	Net	Gross	Net
Producing gas wells	—	—	4	1.8
Shut-in gas wells	—	—	4	1.8

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

Undeveloped Acreage

Table 7 summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2007 and 2006.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves.  Developed acres are acres that are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acres are the sum of our fractional interests owned in the gross acres.  The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  In certain leases, our ownership is not the same for all depths.  The net acres in these leases are calculated using the greatest ownership interest at any depth.  Generally, this greater interest represents our ownership in the primary objective formation.

Table 7	At December 31, 2007				At December 31, 2006
Summary of Acreage	Undeveloped acres		Developed acres		Undeveloped acres		Developed acres
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utah	5,242	1,592	—	—	14,242	1,752	5,953	2,440
Wyoming	19,290	9,645	—	—	33,486	19,604	—	—
Colorado	3,440	3,440	—	—	3,440	3,440	—	—

Total acres	27,972	14,677	—	—	51,168	24,796	5,953	2,440

Note 9 – Income Tax

At December 31, 2007, we have available for federal income tax purposes a net operating loss carryforward of approximately $13,800,000, expiring at various times through 2024 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $4,700,000 at December 31, 2007. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(4,700,000) has been provided for the deferred tax assets. The following table reports our carryforwards and the related deferred tax assets by year through December 31, 2007:

Year	NOL carryforward	Deferred tax asset

2001	$10,241	$3,481
2002	21,560	7,330
2003	122,915	41,791
2004	3,138,118	1,066,960
2005	1,957,800	665,700
2006	5,301,500	1,802,500
	3,260,583	1,108,598
Less: valuation allowance	—	(4,696,360)

Totals:	$13,812,717	$—

Note 10 – Commitments and contingencies

            We were sued in the Sixth Judicial District Court, Garfield County, Utah on November 10, 2004, by Midway Perforating and Drilling in a complaint alleging nonpayment of charges connected with drilling the Johns Valley 10-33C2 well in Garfield County, UT. The complaint seeks damages of $100,000 and costs of $10,000. We filed our Answer and Counterclaim on January 19, 2005. We believe we have a strong defense and counterclaim in that the plaintiff failed to follow our instructions to use appropriate equipment for controlling deviation of the wellbore, and that such failure caused significant deviation of the wellbore, causing the well to be unusable and a breach of contract. The well bore failed to penetrate the target zone within the permitted drilling spacing unit due to horizontal deviation improperly allowed to occur by the plaintiff contractor. The suit is in its discovery stages. Although we believe we have a strong defense and counterclaim, we cannot predict the final outcome of the suit.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

 On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in above.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.

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

Note 11 – Subsequent Events

On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company to be named Moose Mountain Energy, Inc., through a reverse merger with the new company. It is expected that either we or Moose Mountain Energy, Inc. would continue to conduct the business of Fellows and of Dolar Energy, LLC. and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets.  Although the set time for these transactions to be consummated expired on February 29, 2008, the Company continues to have a non-exclusive option to enter into the transactions, or any of them with respect to any one of the projects, unless and until any particular project in question is no longer available by reason of being sold to a third party.

On January 22 2008, the Company received a demand letter from Palisades with respect to the debentures, demanding immediate payment of the amounts claimed by Palisades to be due and advising that Palisades will pursue legal remedies in the event of non-payment. Prior to that time, the Company has been in ongoing discussions with Palisades concerning renegotiation or restructuring of those debentures in connection with its ongoing efforts to pursue the completion of its purchase of the Dolar Energy, LLC interests (as previously disclosed), joint venture financings, or other business combinations. The Company will continue in these efforts and attempt to satisfy any valid obligations under such Convertible Debentures and pursue the Dolar Energy, LLC transactions and other financing or acquisition transactions that it may be able to identify.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 18, 2008, we engaged the firm of Kelly Allen & Associates, Inc (“Kelly Allen & Associates”) to serve as its independent registered public accountants for the fiscal year ending December 31, 2007. On February 15, 2008, the Company notified Mendoza Berger and Company, LLP (“Mendoza Berger and Company”) that it was terminating Mendoza Berger and Company’s services. The decision to change accountants was recommended and approved by the Company’s Audit Committee and Board of Directors. The Company decided to switch its independent registered public accounting firm because of the new firm's intimate knowledge of the oil and gas industry.  The Company believes this firm's intimate knowledge of the oil and gas industry merits a transition to Kelly Allen & Associates.

During the two fiscal years ended December 31, 2006 and 2005, and through February 18, 2008, (i) there were no disagreements between the Company and Mendoza Berger and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mendoza Berger and Company would have caused Mendoza Berger and Company to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for Mendoza Berger and Company’s report on the Company's December 31, 2006 financial statements dated April 17, 2007, except for Note 2, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Mendoza Berger and Company’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended December 31, 2005 and 2006 and through February 18, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2006 and 2005 and through February 18, 2008, the Company has not consulted with Kelly Allen & Associates regarding either:

1.
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to Kelly Allen & Associates nor oral advice was provided that Kelly Allen & Associates concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Fellows Energy Ltd. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements, and provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

By: /s/ George S. Young	By: /s/ Brooke E. Horspool
George S. Young, President	Brooke E. Horspool
Chief Executive Officer	Chief Financial Officer
April 14, 2008	April 14, 2008

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
George S. Young	56	Chairman, Chief Executive Officer and President
Steven L. Prince	49	Vice President and Director
Brooke E. Horspool	33	Chief Financial Officer

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

Brooke E. Horspool

      As of November 1, 2007, we appointed Mr. Horspool as our Chief Financial Officer, to help with our financial reporting and Sarbanes-Oxley compliance.  Mr. Horspoool is a practicing CPA in the state of California. He is currently partner at Horspool & Company where he specializes in financial and tax compliance. Previously, he served six years as an auditor with PricewaterhouseCoopers auditing many public and private companies. Mr. Horspool received a B.S. degree in accounting from the University of Utah.

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

Audit Committee Financial Expert

Our financial expert on the Audit Committee is Brooke E. Horspool, a practicing CPA in the state of California.  He is currently partner at Horspool & Company where he specializes in financial and tax compliance.  Previously, he served six years as an auditor with PricewaterhouseCoopers auditing many public and private companies.  Mr. Horspool received a B.S. degree in accounting from the University of Utah.

 ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer, Chief Financial Officer, and the other executive officers who earned more than $100,000 per year at the end of the last two completed fiscal years.  We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George S. Young, CEO, Principal Executive Officer	2007	$20,000							$20,000
George S. Young, Chief Executive Officer	2006	$140,000	$2,000						$142,000
Steven Prince, VP of Operations	2007	$45,000							$45,000
Steven Prince, VP of Operations	2006	$108,000	$2,000						$110,000
Brook E. Horspool, Chief Financial Officer	2007	$2,000							$2,000

 Outstanding Equity Awards at Fiscal Year-End and Stock Option Plan

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

After having issued all authorized common stock during the first quarter of 2007, the Board of Directors of the Company elected to cancel all outstanding stock options, as they have been significantly “out of the money” and valueless as valued under the black-scholes option value pricing model since December 2005 as noted in the below table.  Therefore the all options totaling 1,400,000 shares, have been returned to the treasury of the option plan.  Accordingly as of December 31, 2007, no stock options or other equity awards are outstanding.

Employment Agreements with Executive Officers

None.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.  A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.  Directors did not receive any compensation for their services during fiscal year 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2008

· by each person who is known by us to beneficially own more than 5% of our common stock;
· by each of our officers and directors; and
· by all of our officers and directors as a group.

NAME AND ADDRESS		NUMBER OF		PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)		CLASS (2)

George S. Young	Common Stock	3,500,000	(3)	3.5%
1369 Forest Park Circle, Suite 202
Lafayette, CO 80026

All Officers and Directors	Common Stock	3,500,000	(3)	3.5%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 100,000,000 shares of common stock outstanding as of April 14, 2008.

(3) Includes 3,500,000 shares owned by Diamond Oil & Gas Corporation, of which Mr. Young is the sole owner and is therefore deemed to be the beneficial owner.

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

10.13
Settlement Agreement, dated as of February 15, 2007, by and between Fellows Energy Ltd. and JGB Capital, L.P., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

16.1	Letter on change in Certifying Accountant on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

23.1	b Letter of Consent from former Certifying Accountant dated April 14, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $75,000 and $90,000, respectively.

Audit-Related Fees

There have not been any fees billed in each of the last two years for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed for each of the last two fiscal years total $10,000 for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2007 and 2006.

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

Name	Position	Date

By: /s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer, President and Chairman of the Board	April 14, 2008

By: /s/ BROOKE E. HORSPOOL Brooke E. Horspool	Chief Financial Officer	April 14, 2008