Form 10QSB
period 2008-04-26
FELLOWS ENERGY LTD
filed 2008-05-13
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2008 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format:
☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2008

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	Three Months Ended	Year Ended
	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Cash and cash equivalents	$423	$3,654
Accounts receivable	202,220	202,220
Settlement receivable	150,000	243,104
Total current assets	352,643	448,978

Unproved oil & gas property	951,140	951,140
Equipment, net of $49,112 and $44,387 accumulated depreciation respectively	38,147	42,871
Restricted cash	160,000	160,000

Total assets	$1,501,930	$1,602,989

Liabilities And Stockholders’ Equity
Accounts payable	$395,065	$395,147
Other accrued liabilities	297,517	230,838
Taxes payable	—	3,564
Interest payable	309,025	291,100
Notes payable	282,556	393,381
Convertible debenture	2,053,139	2,253,139

Total current liabilities	3,337,302	3,567,169

Interest payable – related party	454,861	358,234
Notes payable – related party	3,085,376	2,753,573

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	20,328,962	20,328,962
Stock pledged as collateral	(53,053)	(53,053)
Accumulated deficit	(25,751,518)	(25,451,896)

Total stockholders’ equity	(5,375,609)	(5,075,987)

Total liabilities and stockholders’ equity	$1,501,930	$1,602,989

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$—	$—

Operating expense
General and administrative	172,248	1,557,573

Gross margin	(172,248)	(1,557,573)

Other income (expense)
Interest expense, net	(127,374)	(662,995)
Miscellaneous income	—	12,691
Total other expense	(127,374)	(650,304)

Loss from continuing operations before income tax	(299,622)	(2,207,877)

Income tax expense	—	—
Deferred tax benefit	—	—

Loss from continuing operations	$(299,622)	$(2,207,877)

Revenue from discontinued operations	—	111,410
Expenses from discontinued operations	—	94,547

Gain from discontinued operations	—	16,863

Net loss	$(299,622)	$(2,191,014)

Basic and diluted loss per share	$—	$(0.02)
Basic and diluted weighted average shares outstanding	100,000,000	88,250,100

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(299,622)	$(565,937)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	20,496
Debt issue costs and discount amortization	—	511,368
Depreciation	4,724	7,277
Changes in operating assets and liabilities:
Receivables	93,103	(201,829)
Interest payable	114,552	145,700
Accounts payable & other liabilities	63,034	112,456
Net cash provided by (used in) operating activities	(24,209)	29,531

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	85,411
Deposits	—	554,000
Unproved oil and gas property additions	—	(445,000)
Restricted Cash	—	(25,000)
Purchase of equipment	—	(1,148,607)
Net cash used in investing activities	—	(979,196)

Cash flow from financing activities:
Payments on convertible debenture	(200,000)	(260,499)
Borrowings on note payable	331,803	1,070,119
Payments on notes payable	(110,825)	(134,000)
Net cash provided by financing activities:	20,978	675,620

Net decrease in cash and equivalents	(3,231)	(274,045)
Cash and equivalents at beginning of period	3,654	347,558

Cash and equivalents at end of period	$423	$73,513

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$14,175	$—
Non cash:
Convertible debenture paid with stock issuance	$—	$740,231

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

Note 1—Basis of Presentation and Nature of Operations

 We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the 10-QSB for the quarters ended September 30, 2007, June 30, 2007, and March 31, 2007. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

 We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Lafayette, Colorado.

Cash and Cash Equivalents

 We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At March 31, 2008 and December 31, 2007, we had approximately $423 and $3,654 in cash equivalents respectively.

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

Investment in Oil and Gas Properties

 We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of March 31, 2008.

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
March 31, 2008

Impairment of Unproved (Non-Producing) Property

 Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At March 31, 2008, we consider our current property to be economically and operationally viable, in accordance with FAS 19. In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

Net Loss per Common Share

 We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended March 31, 2008, all weighted average shares outstanding have been included in the calculation, and all of our warrants have an anti-dilutive effect on per common share amounts.

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

 Fair Value Measurements – In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 157, and do not consider it to have an impact on our financial statements.

 The Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 159, and do not consider it to have an impact on our financial statements.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

 The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At March 31, 2008, the asset retirement obligation and accretion expense were zero.

Note 3—Going Concern

 As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of March 31, 2008, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Note 4—Settlement Receivable

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

    On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned above.  The settlement agreement releases all claims by either party except; $31,169 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.  As of March 31, 2008, we have received $150,000 on the note.

Note 5—Notes Payable

 At March 31, 2008, we owed two unsecured demand notes of $2,485,376 and $600,000.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  These notes include $454,861 due in interest.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

    In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issued 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of March 31, 2008, we owed $282,556 on the note.

Note 6—Settlement Payable

 On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing. Pursuant to the terms of the settlement, the Company owes Alpha Capital $200,000 due and payable no later than February 15, 2008 or upon the Company’s merger with a third party as contemplated by the Dolar transaction. As such amount not has not been paid, Alpha Capital  now possesses the the right to convert the outstanding amount owed into equity at a 15% discount of the last 30 day average trading price, or into an promissory note at the rate of 18% per annum. Alpha Capital has expressed it is their intent to collect the obligation as a promissory note at this time.

Note 7—Related Party Transactions

   At March 31, 2008, we owed two unsecured demand notes of $2,485,376 and $600,000.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  These notes include $454,861 due in interest.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of March 31, 2008, we owed $282,556 on the note.

Note 8—Common Stock

    We issued no stock during the first quarter of 2008, as all authorized stock is issued and outstanding.

Note 9—Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of March 31, 2008, the debentures and accrued interest due was $1,305,700.

 On February 15, 2007, we entered into a series of transactions to restructure securities issued pursuant to securities purchase agreements dated June 17, 2005 and September 21, 2005.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

    On March 13, 2006, we closed the acquisition of this project for a total of $1.5 million.  After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.  The major classes of assets and liabilities pertaining to the discontinued operations were as follows:

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

Bacaroo, Colorado

 In 2004 we optioned an interest in the Bacaroo project in Colorado through our affiliation with Thomasson Partner Associates, Inc. We believe the project is an opportunity to establish conventional oil and gas production with comparatively inexpensive drilling in areas of established production, while other projects being reviewed offer longer term, larger potential exploration opportunities. We are acquiring acreage in the prospect prior to commencing drilling operations.

 Leasing and seismic evaluation activities continue. One entire target area is now under lease, and two additional areas are now undergoing leasing. We will perform additional geologic evaluation and permitting work in preparation for drilling.

Other Projects

 On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company, through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets (“Dolar Transaction”).

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

Results of Operations

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Revenue. For the three months ended March 31, 2008 and 2007, we earned no revenue, except for revenue from discontinued operations related to our Carbon County project, which was sold effective June 2007.

Operating expense. For the three months ended March 31, 2008, our operating expense was approximately $172,000, compared to $1,558,000 for the three months ended March 31, 2007. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Primarily the difference between the two periods relates to lower exploration and production costs, legal, business advisory, and stock issuance costs associated with the convertible debentures for the three months ended March 31, 2007.   Expenses for the three months ended March 31, 2008 consisted of $119,000 in legal, consulting, and audit services, $14,000 in payroll, $6,000 in insurance costs, and $33,000 in other costs including rent, bank fees, travel, depreciation, and telephone expenses.

Interest expense. We incurred interest expense of approximately $127,000 for the three months ended March 31, 2008, compared to $663,000 for the three months ended March 31, 2007.

Liquidity and Capital Resources

For the quarter ended March 31, 2008, we had net loss of approximately $300,000, which was primarily due general and administrative expenses and interest expense.  For the quarter ended March 31, 2007, we incurred a net loss of approximately $2,191,000. At March 31, 2008, we had $423 of cash and cash equivalents, total current assets of $353,000, and current liabilities of $3,337,000 for a working capital deficit of $2,984,000.

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

Cash Flow

For the nine months ended March 31, 2008, we used approximately $24,200 in our operating activities, obtained zero in investing activity for property and interest disposition, and obtained approximately $21,000 in financing activity. We decreased our December 31, 2007 cash balance of approximately $3,700 to approximately $400 at March 31, 2008.

Critical Accounting Policies and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expense, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our estimates and judgments form the basis for determining the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These carrying values are some of the most significant accounting estimates inherent in the preparation of our financial statements. These accounting policies are described in relevant sections in this discussion and in the notes to the financial statements included in our December 31, 2007 Form 10-KSB Annual Report.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Part II: Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described in our annual report on Form 10-KSB, filed with the Commission on April 15, 2008, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    As previously reported on the Company's Form 8-K filed on November 16, 2007, we have categorized the entire balance of the Convertible Debentures due September 2007 and December 2007 held by Palisades Master Fund, Ltd. and PEF Advisors, LLC (collectively "Palisades") as immediately due and payable and such amounts appear in the Company's balance sheets as current liabilities. On January 22, the Company received a demand letter from Palisades with respect to the debentures, demanding immediate payment of the amounts claimed by Palisades to be due and advising that Palisades will pursue legal remedies in the event of non-payment. Prior to that time, the Company has been in ongoing discussions with Palisades concerning renegotiation or restructuring of those debentures in connection with its ongoing efforts to pursue the completion of its purchase of the Dolar Energy, LLC interests (as previously disclosed), joint venture financings, or other business combinations. The Company will continue in these efforts and attempt to satisfy any valid obligations under such Convertible Debentures and pursue the Dolar Energy, LLC transactions and other financing or acquisition transactions that it may be able to identify.

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

                                                                                                              FELLOWS ENERGY LTD.

Date: May 13, 2008	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: May 13, 2008	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)