Form 10-Q
period 2008-08-14
FELLOWS ENERGY LTD
filed 2008-08-19
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1369 Forest Park Cir. Suite #202 Lafayette, CO 80026 (Address of Principal Executive Offices)

(303) 926-4415
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2008 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐ Yes ☒ No

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2008

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	Three Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Cash and cash equivalents	$166	$3,654
Accounts receivable	—	202,220
Settlement receivable	75,000	243,104
Total current assets	75,166	448,978

Unproved oil & gas property	1,025,958	951,140
Equipment, net of $53,839 and $44,387 accumulated depreciation respectively	33,419	42,871
Restricted cash	40,000	160,000

Total assets	$1,174,543	$1,602,989

Liabilities And Stockholders’ Equity
Accounts payable	$514,657	$395,147
Other accrued liabilities	215,419	230,838
Taxes payable	815	3,564
Interest payable	325,700	291,100
Notes payable	240,606	393,381
Convertible debenture	2,053,139	2,253,139

Total current liabilities	3,350,336	3,567,169

Interest payable – related party	558,839	358,234
Notes payable – related party	3,087,684	2,753,573

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	20,302,435	20,328,962
Stock pledged as collateral	(26,526)	(53,053)
Accumulated deficit	(26,198,225)	(25,451,896)

Total stockholders’ equity	(5,822,316)	(5,075,987)

Total liabilities and stockholders’ equity	$1,174,543	$1,602,989

See accompanying notes to unaudited financial statements

 Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Operating expense
General and administrative	113,850	97,083	289,098	1,076,496
Relinquishment of property	—	2,075,368	—	2,075,368

	(113,850)	(2,172,451)	(289,098)	(3,151,864)

Other income (expense)
Interest expense	(128,222)	(43,062)	(255,596)	(706,057)
Loss on extinguishment of debt	—	—	—	(1,070,183)
Miscellaneous income	584	3,739	584	16,430
Total other expense	(127,638)	(39,323)	(255,012)	(1,759,810)

Loss from continuing operations before income tax	(241,488)	(2,211,774)	(544,110)	(4,911,674)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Loss from continuing operations	$(241,488)	$(2,211,774)	$(544,110)	$(4,911,674)

Revenue from discontinued operations	—	—	—	108,343
Expenses from discontinued operations	—	(16,612)	—	(111,159)
Gain on sale of property	(202,220)	—	(202,220)	—

Loss from discontinued operations	(202,220)	(16,612)	(202,220)	(2,816)

Net loss	$(443,708)	$(2,228,386)	$(746,330)	$(4,914,490)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Basic and diluted weighted average shares outstanding	100,000,000	100,000,000	100,000,000	93,746,765

 See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(746,330)	$(565,937)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	20,496
Debt issue costs and discount amortization	—	511,368
Depreciation	9,452	7,277
Changes in operating assets and liabilities:
Receivables	370,323	(201,829)
Interest payable	235,205	145,700
Accounts payable & other liabilities	101,344	112,456
Net cash provided by (used in) operating activities	(30,006)	29,531

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	85,411
Deposits	—	554,000
Unproved oil and gas property additions	(74,818)	(445,000)
Restricted Cash	120,000	(25,000)
Purchase of equipment	—	(1,148,607)
Net cash used in investing activities	45,182	(979,196)

Cash flow from financing activities:
Payments on convertible debenture	(200,000)	(260,499)
Borrowings on note payable	334,111	1,070,119
Payments on notes payable	(152,775)	(134,000)
Net cash provided by financing activities:	(18,664)	675,620

Net decrease in cash and equivalents	(3,488)	(274,045)
Cash and equivalents at beginning of period	3,654	347,558

Cash and equivalents at end of period	$166	$73,513

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$14,175	$—
Non cash:
Convertible debenture paid with stock issuance	$—	$740,231

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the 10-QSB for the quarters ended September 30, 2007, June 30, 2007, and March 31, 2008. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Lafayette, Colorado.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At June 30, 2008 and December 31, 2007, we had approximately $166 and $3,654 in cash equivalents respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

 Furniture and fixtures: 5 years
 Software: 3 to 10 years
 Computer and office equipment: 3 to 5 years
 Field equipment: 1 to 30 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of June 30, 2008.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

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

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At June 30, 2008, we consider our current property to be economically and operationally viable, in accordance with FAS 19. In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

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

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost are included in proved oil and gas property in the balance sheets. Asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

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

Income Tax

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended June 30, 2008, all weighted average shares outstanding have been included in the calculation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-operating sources.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

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

Effective the date of the debenture conversion price, February 15, 2007, amendment and corresponding share issuance having issued all authorized common stock as described in Note 9, the Board of Directors of the Company elected to cancel all outstanding stock options, as they had been significantly “out of the money” and worthless as valued under the black-scholes option value pricing model since December 2005. Therefore all the options in the plan have been returned to the treasury of the option plan.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

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

The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At June 30, 2008, the asset retirement obligation and accretion expense were zero.

Note 3—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of June 30, 2008, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned above.  The settlement agreement releases all claims by either party except; $31,169 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.  As of June 30, 2008, we have received $225,000 on the note.

Note 5—Notes Payable

At June 30, 2008, we owed two unsecured notes of $2,487,684 and $600,000 to an entity controlled by our CEO.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily.  These notes include $558,839 due in interest.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issued 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained informalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of June 30, 2008, we owed $240,606 on the note.

Note 6—Settlement Payable

On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing. Pursuant to the terms of the settlement, the Company owes Alpha Capital $200,000 due and payable no later than February 15, 2008 or upon the Company’s merger with a third party as contemplated by the Dolar transaction. As such amount not has not been paid, Alpha Capital now possesses the right to convert the outstanding amount owed into equity at a 15% discount of the last 30 day average trading price, or into a promissory note at the rate of 18% per annum. Alpha Capital has expressed it is their intent to collect the obligation as a promissory note at this time.

Note 7—Related Party Transactions

 At March 31, 2008, we owed two unsecured demand notes of $2,487,684 and $600,000 to an entity controlled by our CEO.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily.  These notes include $558,839 due in interest.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained informalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of June 30, 2008, we owed $240,606 on the note.

Note 8—Common Stock

We issued no stock during the first or second quarter of 2008, as all authorized stock is issued and outstanding.

Note 9—Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of June 30, 2008, the debentures and accrued interest due was $1,325,700.

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
June 30, 2008

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008

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
June 30, 2008

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
June 30, 2008

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

Cash & equivalents	28,801
Receivables	130,478
Property and equipment, net	1,230,422
Total Assets	1,389,701

Payables	180,194
Total Liabilities	180,194

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
June 30, 2008
During the second quarter of 2007, we entered into an agreement with Thunderbird Energy Corp, whereby they committed to expend $3.5 million, over the next 24 months, in connection with the drilling and completion of three wells located on the Dakota formation.  In exchange, Thunderbird will receive an additional 25% working interest in the Weston County project. In lieu of the foregoing, we have negotiated with Thunderbird to sell 45% of our interest in Weston Count and Gordon Creek for $250,000 and plan to use the proceeds to pay down the balance owing on the convertible debentures to Palisades in connection with a settlement at a discount of the amount outstanding.

Gordon Creek, Utah

Thunderbird Energy Corp. has also acquired the interest of JMG Exploration, our former joint venture partner, in the 5,242-acre Gordon Creek project. The Gordon Creek project is in an area of known coal resources in Carbon County in eastern Utah near other operating coal bed methane projects, such as the Drunkard’s Wash Project, which our project personnel successfully drilled previously for River Gas Corporation.

The Company now anticipates that Thunderbird Energy Corp. (also its former joint venture partner on the adjacent Carbon County project) will proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.   We have negotiated with Thunderbird to sell 45% of our interest in Weston County and Gordon Creek for $250,000 and plan to use the proceeds to pay down the balance owing on the convertible debentures to Palisades in connection with a settlement at a discount of the amount outstanding.

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

Other Projects

On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company, through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets (“Dolar Transaction”).  We have not been able to close and finance this transaction, and are evaluating our alternatives in the event we cannot negotiate an extension to do so.

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

On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets. We have not been able to close and finance this transaction, and are evaluating our alternatives in the event we cannot negotiate an extension to do so.

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

Results of Operations

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Revenue. For the three months ended June 30, 2008 and 2007, we earned no revenue, except for revenue from discontinued operations related to our Carbon County project, which was sold effective June 2007.

Operating expense. For the three months ended June 30, 2008, our operating expense was approximately $114,000, compared to $97,000 for the three months ended June 30, 2007. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Primarily the difference between the two periods relates to lower audit and review fees and higher legal fees for the three months ended June 30, 2007.   Expenses for the three months ended June 30, 2008 consisted of $82,000 in legal, consulting, and audit services, $11,000 in payroll, $6,000 in insurance costs, and $15,000 in other costs including rent, bank fees, travel, depreciation, and telephone expenses.

Interest expense. We incurred interest expense of approximately $128,000 for the three months ended June 30, 2008, compared to $43,000 for the three months ended June 30, 2007.

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Revenue. For the six months ended June 30, 2008 and 2007, we earned no revenue, except for revenue from discontinued operations related to our Carbon County project, which was sold effective June 2007.

Operating expense. For the six months ended June 30, 2008, our operating expense was approximately $289,000, compared to $1,076,000 for the six months ended June 30, 2007. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Primarily the difference between the two periods relates to higher professional and legal fees, and other costs including rent, payroll, payroll taxes, and stock issuance costs for the six months ended June 30, 2007.   Expenses for the six months ended June 30, 2008 consisted of $208,000 in legal, consulting, and audit services, $25,000 in payroll, $11,000 in insurance costs, and $45,000 in other costs including rent, bank fees, travel, depreciation, and telephone expenses.

Interest expense. We incurred interest expense of approximately $257,000 for the six months ended June 30, 2008, compared to $706,000 for the six months ended June 30, 2007.

Liquidity and Capital Resources

For the quarter ended June 30, 2008, we had net loss of approximately $444,000, which was primarily due general and administrative expenses and interest expense.  For the quarter ended June 30, 2007, we incurred a net loss of approximately $2,212,000 before discontinued operations. At June 30, 2008, we had $166 of cash and cash equivalents, total current assets of $75,000, and current liabilities of $3,350,000 for a working capital deficit of $3,275,000.

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

Cash Flow

For the six months ended June 30, 2008, we used approximately $30,000 in our operating activities, obtained 45,000 in investing activity from the release of restricted cash on deposit for project bonding, and used approximately $19,000 in financing activity for payments on debt. We decreased our December 31, 2007 cash balance of approximately $3,700 to approximately $200 at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a crude oil and natural gas exploration and production company, any revenue, cash flow from operations, other income, or access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our future growth rate, liquidity, and ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we could produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, the prices of crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Generally, if the commodity indexes fall, the price that we could receive for production will also decline. Therefore, the amount of revenue that we could realize is partially determined by factors beyond our control.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        FELLOWS ENERGY LTD.

Date: August 19, 2008	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: August 19, 2008	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)