Form 10-Q
period 2008-11-17
FELLOWS ENERGY LTD
filed 2008-11-19
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 000-33321

Fellows Energy Ltd.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
370 Interlocken Blvd, Suite 400 Broomfield, CO 80021 (Address of Principal Executive Offices)

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

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending September 30, 2008

Part I: Financial Information

Item 1.  Financial Statements
Fellows Energy Ltd.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash equivalents	$—	$3,654
Accounts receivable	—	202,220
Settlement receivable	25,000	243,104
Total current assets	25,000	448,978

Unproved oil & gas property	1,034,870	951,140
Equipment, net of $55,006 and $44,387 accumulated depreciation respectively	29,253	42,871
Restricted cash	40,000	160,000

Total assets	$1,129,123	$1,602,989

Liabilities And Stockholders’ Equity
Accounts payable	$518,424	$395,147
Other accrued liabilities	215,419	230,838
Taxes payable	3,951	3,564
Interest payable	345,700	291,100
Notes payable	163,606	393,381
Convertible debenture	1,983,139	2,253,139

Total current liabilities	3,230,239	3,567,169

Interest payable – related party	665,232	358,234
Notes payable – related party	3,253,784	2,753,573

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	20,302,435	20,328,962
Stock pledged as collateral	(26,526)	(53,053)
Accumulated deficit	(26,396,041)	(25,451,896)

Total stockholders’ equity	(6,020,132)	(5,075,987)

Total liabilities and stockholders’ equity	$1,129,123	$1,602,989

See accompanying notes to unaudited financial statements

 Fellows Energy Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$—	$—	$—	$—

Operating expense
Exploration and production	—	3,113	—	3,113
General and administrative	73,949	66,360	363,046	1,142,856
Relinquishment of property	—	—	—	2,075,368
	(73,949)	(69,473)	(363,046)	(3,221,337)

Other income (expense)
Interest expense	(126,260)	(1,467,703)	(381,856)	(2,173,759)
Gain (loss) on extinguishment of debt	—	244,466	—	(825,717)
Miscellaneous income	2,392	9,506	2,976	25,935
Total other expense	(123,868)	(1,213,731)	(378,880)	(2,973,541)

Loss from continuing operations before income tax	(197,817)	(1,283,204)	(741,926)	(6,194,878)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Loss from continuing operations	$(197,817)	$(1,283,204)	$(741,926)	$(6,194,878)

Revenue from discontinued operations	—	—	—	108,344
Expenses from discontinued operations	—	—	—	(111,159)
Gain on sale of property	—	1,555,318	(202,220)	1,555,318

Loss from discontinued operations	—	1,555,318	(202,220)	1,552,503

Net loss	$(197,817)	$272,114	$(944,146)	$(4,642,375)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.01)	$(0.05)
Basic and diluted weighted average shares outstanding	100,000,000	100,000,000	100,000,000	96,290,216

 See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(944,146)	$(4,642,375)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of projects	—	(1,470,348)
Gain on extinguishment of debt	—	(244,466)
Expenses paid with stock issuance	—	1,202,618
Expenses paid with stock issuance obligation	—	—
Debt issue costs and discount amortization	—	1,662,213
Depreciation	13,618	78,035
Unproved oil and gas property relinquishment	—	2,075,368
Changes in operating assets and liabilities:
Receivables	420,323	(125,217)
Interest payable	361,598	138,158
Accounts payable & other liabilities	108,247	2,854,295
Net cash provided by (used in) operating activities	(40,360)	1,528,281

Cash flow from investing activities:
Proceeds from sale of property	—	34,780
Deposits	—	(28,000)
Unproved oil and gas property	(83,730)	(13,957)
Restricted Cash	120,000	—
Disposition of equipment	—	12,779
Net cash used in investing activities	36,270	5,602

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	714,500
Discount on convertible debenture	—	(214,500)
Payments on convertible debenture	(270,000)	—
Borrowings on note payable	500,211	927,235
Payments on notes payable	(229,775)	(3,139,312)
Net cash provided by financing activities:	436	(1,712,077)

Net decrease in cash and equivalents	(3,654)	(178,194)
Cash and equivalents at beginning of period	3,654	179,926

Cash and equivalents at end of period	$—	$1,732

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$16,825	$72,533
Non cash:
Convertible debenture paid with stock issuance	$—	$681,350
Legal and advisory services in exchange for stock issuance obligation	$—	$120,000
Fees paid with stock	$—	$1,202,618

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

Note 1—Basis of Presentation and Nature of Operations

We have prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. You should read these financial statements with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the 10-QSB for the quarters ended September 30, 2007, June 30, 2008, and March 31, 2008. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

We are engaged in the exploration, extraction, processing and reclamation of coal bed methane, natural gas, and oil projects in the western United States. We were incorporated in the state of Nevada on April 9, 2001 as Fuel Centers, Inc. On November 12, 2003, we changed our name to Fellows Energy Ltd. Our principal offices are located in Broomfield, Colorado.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At September 30, 2008 and December 31, 2007, we had approximately $0 and $3,654 in cash equivalents respectively.

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
September 30, 2008

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

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At September 30, 2008, we consider our current property to be economically and operationally viable, in accordance with FAS 19. In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

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
September 30, 2008

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

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended September 30, 2008, all weighted average shares outstanding have been included in the calculation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-operating sources.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

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

 Fair Value Measurements – In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 157, and did not consider it to have an impact on our financial statements.

 The Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 159, and did not consider it to have an impact on our financial statements.

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
September 30, 2008

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

The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At September 30, 2008, the asset retirement obligation and accretion expense were zero.

Note 3—Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of September 30, 2008, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned above.  The settlement agreement releases all claims by either party except; $31,169 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.  As of September 30, 2008, we have received $275,000 on the note.

Note 5—Notes Payable

At September 30, 2008, we owed two unsecured notes of $2,653,784 and $600,000 to an entity controlled by our CEO.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily.  These notes include $665,232 due in interest.

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issued 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained informalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of September 30, 2008, we owed $163,606 on the note.

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

Note 7—Related Party Transactions

At March 31, 2008, we owed two unsecured demand notes of $2,653,784 and $600,000 to an entity controlled by our CEO.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily.  These notes include $665,232 due in interest.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained informalized, and as such, we could not place a value on such warrants. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of June 30, 2008, we owed $163,606 on the note.

Note 8—Common Stock

We issued no stock during the first or second quarter of 2008, as all authorized stock is issued and outstanding.

Note 9—Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of September 30, 2008, the debentures and accrued interest due was $1,345,700.

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

On March 13, 2006, we closed the acquisition of this project for a total of $1.5 million.  After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

During the second quarter of 2007, we entered into an agreement with Thunderbird Energy Corp, whereby they committed to expend $3.5 million, over the next 24 months, in connection with the drilling and completion of three wells located on the Dakota formation.  In exchange, Thunderbird will receive an additional 25% working interest in the Weston County project. In lieu of the foregoing, we have negotiated with Thunderbird to sell 45% of our interest in Weston Count and Gordon Creek for $250,000 and used  the proceeds to pay down the balance owing on the convertible debentures to Palisades in connection with a settlement at a discount of the amount outstanding.

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

The Company now anticipates that Thunderbird Energy Corp. (also its former joint venture partner on the adjacent Carbon County project) will proceed with development jointly with the Company on the Gordon Creek project in response to favorable results on the Carbon County project.   We have negotiated with Thunderbird to sell 45% of our interest in Weston County and Gordon Creek for $250,000 and used the proceeds to pay down the balance owing on the convertible debentures to Palisades in connection with a settlement at a discount of the amount outstanding.

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

Other Projects

On October 30th, 2007, we entered into an agreement to provide for (1) the earn-in on the Divide, Pinedale and Wilkens Ridge projects; (2) the hiring of Mark S. Dolar and Ken Allen into the management, and their appointment as directors; and (3) to provide for the potential growth of the Company through a joint venture or other financing arrangement, or a potential business combination whereby we would merge with a new company, through a reverse merger with the new company. It is expected that we would continue to conduct the business of Fellows and of Dolar and would raise capital through a joint venture, or other financing, or in connection with a merger with the new company and to acquire and/or develop the assets (“Dolar Transaction”).  We have not been able to close and finance this transaction, and at present we plan to discontinue negotiating on these projects.

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
September 30, 2008

On September 15, 2008, we announced that we have entered into an agreement, subject to due diligence, to acquire Grupo Minero Aconcagua SA (¨GMA¨), a private Argentine company in advanced stages of negotiation to acquire rights to geothermal and wind energy projects in central and southern Argentina.  The geothermal project being targeted has been the subject of a previous feasibility study, with initial evaluations at the 30 MW level.  Together with other areas now targeted and including additional estimated potential, we believe that the geothermal projects now being targeted host potential of up to 400 MW.  We are continuing to identify, negotiate and acquire rights to geothermal and wind energy projects through its pending acquisition of GMA.

In the event we are able to complete the acquisitions, we plan to update internally the previous feasibility study to obtain a current estimate of the revenue potential of the project as a first step to move forward with the project.  The acquisition of GMA would give the Company the capability to negotiate and acquire a number of alternative energy projects in the country.  Terms of the transaction are still under negotiation, but will likely call for success payments to be made to the GMA shareholders in relation to the generating capacity of the rights obtained in the first year.

We believe that a number of financial incentives and an emerging, favorable market and attractive financing terms for geothermal, wind and other alternative energy projects will provide a solid basis to move forward with these projects.  Although we are now actively refocusing our efforts to take advantage of the alternative energy segment of the industry, we also continue in our efforts to obtain joint venture financing on our oil and gas exploration projects in the western United States to enable us to eliminate our convertible debt and strengthen our balance sheet.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Revenue. For the three months ended September 30, 2008 and 2007, we earned no revenue.

Operating expense. For the three months ended September 30, 2008, our operating expense was approximately $74,000, compared to $69,000 for the three months ended September 30, 2007. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Expenses for the three months ended September 30, 2008 consisted of $38,000 in legal, consulting, investor relations, and audit services, $11,000 in payroll, $6,000 in insurance costs, and $19,000 in other costs including rent, bank fees, travel, depreciation, and telephone expenses.

Interest expense. We incurred interest expense of approximately $126,000 for the three months ended September 30, 2008, compared to $1,468,000 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Revenue. For the nine months ended September 30, 2008 and 2007, we earned no revenue.

Operating expense. For the nine months ended September 30, 2008, our operating expense was approximately $363,000, compared to $3,221,000 for the nine months ended September 30, 2007. The expenses came from oil and gas exploration and production, salaries, business advisory services, legal and professional fees, travel, and investor relations expense.  Primarily the difference between the two periods relates to relinquishment of property, higher professional and legal fees, and other costs including rent, payroll, payroll taxes, and stock issuance costs for the nine months ended September 30, 2007.   Expenses for the nine months ended September 30, 2008 consisted of $247,000 in legal, consulting, and audit services, $36,000 in payroll, $17,000 in insurance costs, and $50,000 in other costs including rent, bank fees, travel, depreciation, and telephone expenses.

Interest expense. We incurred interest expense of approximately $382,000 for the nine months ended September 30, 2008, compared to $2,174,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

For the quarter ended September 30, 2008, we had net loss of approximately $198,000, which was primarily due general and administrative expenses and interest expense.  For the quarter ended September 30, 2007, we incurred a net loss of approximately $1,283,000 before discontinued operations. At September 30, 2008, we had total current assets of $25,000, and current liabilities of $3,230,000 for a working capital deficit of $3,205,000.

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

Cash Flow

For the nine months ended September 30, 2008, we used approximately $40,000 in our operating activities, and obtained 36,000 in investing activity from the release of restricted cash on deposit for project bonding. We decreased our December 31, 2007 cash balance of approximately $4,000 to approximately $0 at September 30, 2008.

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

                                                                                                           FELLOWS ENERGY LTD.

Date: November 19, 2008	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: November 19, 2008	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)