Form 10KSB/A
period 2007-12-31
FELLOWS ENERGY LTD
filed 2009-03-05
CIK 1144439

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

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to make certain reclassifications and corrections to present certain disclosures in accordance with SFAS 144 paragraph 47, SFAS 95 paragraphs 28 and 32, and SFAS 19 paragraph 28, and ARB 43 paragraph 7. These include; revising an inconsistency within our disclosure of operating expenses, to include our prior accountant's opinion as consented to in the exhibit 23.1, removal of the caption "gross margin" in the statement of operations, to reclassify the gain on sale of property to the discontinued operatins section of the statement of operations, to reclassify property relinquishments from the investing section to be included in reconciling items of the operating section of the statement of cash flows, to include only cash proceeds received during the year on the sale of the Carbon County property as well as to correct the labeling to identify actual cash proceeds, and to present the property portion of the sale within the table of the major classes of assets and liabilities sold in the Carbon County sale.

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

Reports to Security Holders

We file our quarterly and audited annual reports with the Securities and Exchange Commission (SEC), which the public may read and copy at the Public Reference Room at 100 F Street N.E., Room 1580, Washington D.C. 20549.  SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at www.sec.gov.  Our website is located at www.fellowsenergy.com, and can be used to access recent news releases and Securities and Exchange Commission (SEC) filings, including our quarterly and audited annual reports, and other items of interest. Our website, and the information on our website, including other links contained on our website, are not incorporated into this Report.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities during 2007. As of December 31, 2007, we took an impairment on this property in the amount of $1,929,752.  This amount was determined on the basis of an evaluation of the dates of relinquishment that are attendant with the leases comprising the acreage within the project (many of which are in 2008), as well as the difficulty which the Company has had in financing in general for its exploration projects.  In order to extend the dates of the leases or enter into new leases, considerable capital could have been required.  This amount was also a function of the new information gathered from the recent sale by JMG of its interest in this project to Thunderbird Energy Corporation, and an evaluation of the rising costs of drilling that have been incurred by the industry since the date of the acquisition of the property, which in turn have impacted on the economic value of the acreage.  In addition, the Company has also anticipated (and has determined) that it will have to sell all or a portion of its interest in this project in order to effectuate payment and settlement of its convertible debentures, thus also impacting the potential to realize higher values over a much longer period of time.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities, and as of April 23, 2007, we dropped the project due to capital constraints and inability to move the project forward with drilling.  We therefore relinquished our interest in this project and recorded a loss in the amount of $2,075,368.

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

Although we previously contemplated drilling on the project, and we believe much of the project acreage is drill-ready, we have not yet commenced any drilling activities, and as of December 31, 2007, we took a write down on the project due to capital constraints in the amount of $2,085,528.  This amount was determined on the basis of an evaluation of the dates of relinquishment that are attendant with the leases comprising the acreage within the project (many of which are in 2008), as well as the difficulty which the Company has had in financing in general for its exploration projects.  In order to extend the dates of the leases or enter into new leases, considerable capital could have been required.  This amount was also a function of the new information gathered from the recent sale by JMG of its interest in this project to Thunderbird Energy Corporation, and an evaluation of the rising costs of drilling that have been incurred by the industry since the date of the acquisition of the property, which in turn have impacted on the economic value of the acreage.  In addition, the Company has also anticipated (and has determined) that it will have to sell all or a portion of its interest in this project in order to effectuate payment and settlement of its convertible debentures, thus also impacting the potential to realize higher values over a much longer period of time.

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

Liquidity and Capital Resources

In 2007, we incurred a loss of approximately $9,316,000. At December 31, 2007, we had approximately $4,000 of cash and cash equivalents, a $202,000 receivable from the sale of the Carbon County project, and a $243,000 receivable from the settlement with Creston Resources Ltd.  Our total current assets were $449,000, and current liabilities were $3,567,000, including accounts payable and the current portions of interest payable, notes payable and convertible debentures payable.

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

The New Debentures were paid in full in cash on August 6, 2007 in conneciton with the sale of the Company's interest in the Carbon County project.

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

Operating Expenses.  Operating expenses for 2007 were approximately $7,410,000 as compared to $5,805,000 for 2006.  These expenses primarily consisted of the following:

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

Other Expenses.  We also recorded $1,279,000 in expenses relating to a net loss on extinguishment of debt in connection with the restructuring of the debentures, and other losses including $200,000 in connection with the Alpha Capital settlement.

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

KELLY ALLEN & ASSOCIATES
Accountancy Corporation

Riverside, California
April 14, 2008

Report of Prior Independent Registered Public Accounting Firm

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

Mendoza Berger & Company
Irvine, California
April 17, 2007

Fellows Energy Ltd.
Balance Sheets

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$3,654	$179,926
Interest receivable	—	2,568
Accounts receivable	202,220	80,258
Settlement receivable	243,104	233,634
Total current assets	448,978	496,386

Proved and unproved oil & gas property	951,140	7,468,809

Equipment, net of $44,387 and $118,651 accumulated depreciation respectively	42,871	1,509,932
Restricted cash	160,000	160,000
Deferred financing costs	—	228,758

Total assets	$1,602,989	$9,863,885

Liabilities And Stockholders’ Equity
Accounts payable	$395,147	$359,662
Other accrued liabilities	230,838	99,167
Taxes payable	3,564	9,433
Interest payable current portion	291,100	205,700
Notes payable current portion	393,381	1,583,111
Convertible debenture current portion	2,253,139	1,608,433

Total current liabilities	3,567,169	3,865,506

Interest payable – net of current portion	358,234	154,819
Notes payable – related party	2,753,573	1,733,000
Notes payable – net of current portion	—	428,000
Convertible debenture – net of current portion	—	1,385,505

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 73,447,619 outstanding	100,000	73,447
Additional paid-in capital	20,328,962	18,484,181
Stock issuance obligation	—	61,055
Stock pledged as collateral	(53,053)	(185,684)
Accumulated deficit	(25,451,896)	(16,135,944)

Total stockholders’ equity	(5,075,987)	2,297,055

Total liabilities and stockholders’ equity	$1,602,989	$9,863,885

See accompanying notes.

Fellows Energy Ltd.
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Revenue	$31,169	$40,492

Operating expense
Exploration and production	6,918	150,289
General and administrative	1,276,678	2,365,137
Relinquishment of Property	6,126,262	3,289,387

	(7,378,689)	(5,764,321)

Other income (expense)
Interest expense	(2,265,417)	(2,721,506)
Loss on extinguishment of debt, net	(958,152)	—
Miscellaneous income (expense)	(321,178)	388,880
Total other expense	(3,544,747)	(2,332,626)

Loss from continuing operations before income tax	(10,923,436)	(8,096,947)

Income tax expense	—	—
Deferred tax benefit	—	—

Loss from continuing operations	$(10,923,436)	$(8,096,947)

Revenue from discontinued operations	108,344	383,269
Expenses from discontinued operations	(111,159)	(877,169)
Gain on sale of property	1,610,299	—

Loss from discontinued operations	1,607,484	(493,900)

Other comprehensive income (loss)
Unrealized holding gains on marketable securities	—	3,561
Comprehensive loss	$(9,315,952)	$(8,587,286)

Basic and diluted loss per share	$(0.10)	$(0.14)
Basic and diluted weighted average shares outstanding	96,925,784	61,726,047

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

See accompanying notes.

Fellows Energy Ltd.
Statements of Cash Flows

b
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$(9,315,952)	$(8,590,847)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of marketable securities	—	50,530
Gain on disposition of project	(1,610,299)
Gain on extinguishment of debt	(244,466)
Debt issue costs and discount amortization	1,746,925	1,435,451
Depreciation	82,050	100,233
Expenses paid with stock issuance	1,202,617	653,821
Relinquishment of property	6,429,688	3,289,387
Changes in operating assets and liabilities:
Receivables	157,826	(117,235)
Deposits on unproved oil and gas property	—	716,000
Interest payable	288,815	234,819
Accounts payable & other liabilities	268,595	242,147
Net cash provided by (used in) operating activities	(994,201)	(1,985,694)

Cash flow from investing activities:
Proceeds from sale of marketable securities	—	355,026
Proceeds from sale of unproved oil and gas property	34,780	—
Unproved oil and gas property additions	(13,957)	(405,364)
Restricted cash	—	75,000
Disposition of equipment	12,779	(1,340,747)
Net cash provided by (used in) investing activities	33,602	(1,316,085)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	714,500	—
Dicount on convertible debenture	(429,000)	—
Payments on convertible debenture	—	(857,399)
Borrowings on note payable	1,117,537	4,449,962
Payments on notes payable	(618,710)	(458,416)
Net cash provided by (used in) financing activities:	784,327	3,134,147

Net increase (decrease) in cash and equivalents	(176,272)	(167,632)
Cash and equivalents at beginning of period	179,926	347,558

Cash and equivalents at end of period	$3,654	$179,926

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$72,533	$—
Non cash:
Contribution of oil & gas interest in exchange for stock issuance	$—	$196,000
Convertible debenture paid with stock issuance	$681,350	$2,950,982
Stock issuance in exchange for Legal and advisory services	$120,000	$61,055
Fees paid with stock	$1,202,618	$85,000

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

The amounts were determined on the basis of an evaluation of the dates of relinquishment that are attendant with the leases comprising the acreage within the project (many of which are in 2008), as well as the difficulty which the Company has had in financing in general for its exploration projects.  In order to extend the dates of the leases or enter into new leases, considerable capital could have been required.  This amount was also a function of the new information gathered from the recent sale by JMG of its interest in this project to Thunderbird Energy Corporation, and an evaluation of the rising costs of drilling that have been incurred by the industry since the date of the acquisition of the property, which in turn have impacted on the economic value of the acreage.  In addition, the Company has also anticipated (and has determined) that it will have to sell all or a portion of its interest in this project in order to effectuate payment and settlement of its convertible debentures, thus also impacting the potential to realize higher values over a much longer period of time.

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

            As of December 31,, 2007, we owed two unsecured notes of $2,153,573 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum, respectively, compounded daily to an entity controlled by our CEO.  As of December 31, 2007, the accrued interest was $358,234.

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

The New Debentures were paid in full in cash on August 6, 2007 in conneciton with the sale of the Company's interest in the Carbon County project.

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

Note 7 – Related Party Transactions

At June 30, 2007, we owed two unsecured notes of $2,153,573 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  As of December 31, 2007, accrued interest was $358,234.

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

Note 9 – Property Sale

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

6/30/2007

Cash & equivalents	28,801
Receivables	130,478
Property and equipment, net	1,410,616
Total Assets	1,569,895

Payables	180,194
Total Liabilities	180,194

Note 10 – Income Tax

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

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2007

Note 11 – Commitments and contingencies

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

Note 12 – Subsequent Events

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

16.1	Letter on change in Certifying Accountant on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

23.1	Letter of Consent from former Certifying Accountant dated April 14, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: March 5, 2009	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer, President and Chairman of the Board	March 5, 2009

By: /s/ BROOKE E. HORSPOOL Brooke E. Horspool	Chief Financial Officer	March 5, 2009