Form 10-Q/A
period 2009-02-20
FELLOWS ENERGY LTD
filed 2009-03-05
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
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
370 Interlocken Blvd. Suite #202 Broomfield, CO 80021 (Address of Principal Executive Offices)

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

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2008

Explanatory Note

    This amended Form 10-Q is filed to present the quarterly results and information to comply with the requirements in Release 34-56994, Smaller Reporting Company Regulatory Relief and Simplification, having an effective date of February 4, 2008.  Under these new rules, interim reports filed subsequent to Form 10-KSB for the fiscal year ended December 31,2007, are required to be filed on Form 10-Q, rather than Form 10-QSB.

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

See accompanying notes to unaudited financial statements

Fellows Energy Ltd.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(299,622)	$(2,191,014)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,724	39,624
Expenses paid with stock issuance	—	1,581,710
Expenses paid with stock issuance obligation	—	93,774
Changes in operating assets and liabilities:
Receivables	93,103	(12,080)
Prepaid expense	—	(2,732)
Deferred financing costs	—	(527,742)
Interest payable	114,552	20,000
Accounts payable & other liabilities	63,034	25,030
Net cash provided by (used in) operating activities	(24,209)	(973,430)

Cash flow from investing activities:
Unproved oil and gas property additions	—	(12,597)
Purchase of equipment	—	(10,772)
Net cash used in investing activities	—	(23,369)

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	714,500
Payments on convertible debenture	(200,000)	(50,183)
Borrowings on note payable	331,803	261,459
Payments on notes payable	(110,825)	(50,057)
Net cash provided by financing activities:	20,978	875,719

Net decrease in cash and equivalents	(3,231)	(121,080)
Cash and equivalents at beginning of period	3,654	179,926

Cash and equivalents at end of period	$423	$58,846

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$14,175	$72,533
Non cash:
Convertible debenture paid with stock issuance	$—	$31,250
Legal and advisory services in exchange for stock issuance obligation	$—	$61,055
Fees paid with stock	$—	$1,581,710

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

Net Loss per Common Share

 We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended March 31, 2008, all weighted average shares outstanding have been included in the calculation.

Accumulated Other Comprehensive Income (Loss)

 Accumulated other comprehensive income reflects changes in equity that result from transactions and economic events from non-operating sources.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have evaluated the impact of FIN 48 on our financial statements, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

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

Note 5—Notes Payable

 At March 31, 2008, we owed two unsecured notes of $2,485,376 and $600,000 to an entity controlled by our CEO.  The notes accrue interest at a rate of 10% and 18% per annum compounded daily.  These notes include $454,861 due in interest.

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

Fellows Energy Ltd.
Notes to Unaudited Financial Statements
March 31, 2008

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

Cash Flow

For the three months ended March 31, 2008, we used approximately $24,200 in our operating activities, obtained zero in investing activity for property and interest disposition, and obtained approximately $21,000 in financing activity. We decreased our December 31, 2007 cash balance of approximately $3,700 to approximately $400 at March 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a crude oil and natural gas exploration and production company, any revenue, cash flow from operations, other income, or access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our future growth rate, liquidity, and ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we could produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, the price of crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Generally, if the commodity indexes fall, the price that we could receive for production will also decline. Therefore, the amount of revenue that we could realize is partially determined by factors beyond our control.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                              FELLOWS ENERGY LTD.

Date: March 5, 2009	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: March 5, 2009	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)