Form 10KSB/A
period 2007-12-31
FELLOWS ENERGY LTD
filed 2009-03-13
CIK 1144439

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

FELLOWS ENERGY LTD.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

		Page
Item 13	Exhibits	3

	Signatures	6

Explanatory Note

This amended annual report on Form 10-KSB/A is filed exclusively to revise paragraph 4(b) in Exhibits 31.1 and 31.2 pursuant to Item 601.31 of Regulation S-K.

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

16.1	Letter on change in Certifying Accountant on Form 8-K filed with the Commission on February 21, 2007, and incorporated herein by reference

23.1	Letter of Consent from former Certifying Accountant dated April 14, 2008 filed with the Commission on April 15, 2008, and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: March 13, 2009	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer, President and Chairman of the Board	March 13, 2009

By: /s/ BROOKE E. HORSPOOL Brooke E. Horspool	Chief Financial Officer	March 13, 2009