Form 10-Q/A
period 2008-03-31
FELLOWS ENERGY LTD
filed 2009-03-13
CIK 1144439

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

FELLOWS ENERGY LTD.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2008

Page
Item 6. Exhibits	3

Signatures	4

Explanatory Note

    This amended quarterly report on Form 10-Q/A is filed exclusively to revise paragraph 4(b) in Exhibits 31.1 and 31.2 pursuant to Item 601.31 of Regulation S-K.

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

                                                                                                              FELLOWS ENERGY LTD.

Date: March 13, 2009	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: March 13, 2009	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)