Form 10-Q/A
period 2008-06-30
FELLOWS ENERGY LTD
filed 2009-03-17
CIK 1144439

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
370 Interlocken Blvd. Suite #400 Broomfield, CO 80021 (Address of Principal Executive Offices)

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

    As permitted by General Instruction E, the original filing of our annual report on Form 10-Q is incorporated by reference the complete information required by Parts I and II.

    The information contained in this Form 10-Q/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our quarterly report on Form 10-Q.

    Since the original filing on form 10-Q does not currently comply with item 310(b) of Regulation S-B, in that the review of the interim financial statements has not been completed by our independent pubilc accountant, an amended form 10-Q will be filed upon the completion of the review and filed in accordance with item 310(b) of Regulation S-B.

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

                                                                                                              FELLOWS ENERGY LTD.

Date: March 16, 2009	By: /s/ GEORGE S. YOUNG
Name: George S. Young
Title: Chief Executive Officer ( Principal Executive Officer)

Date: March 16, 2009	By: /s/ BROOKE E. HORSPOOL
Name: Brooke E. Horspool
Title: Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)