Form 10-Q/A
period 2008-09-30
FELLOWS ENERGY LTD
filed 2009-03-17
CIK 1144439

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2008 there were 100,000,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

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