Form 10-K
period 2008-12-31
FELLOWS ENERGY LTD
filed 2009-05-05
CIK 1144439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____

Commission File Number 000-33321

FELLOWS ENERGY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0967648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
206 Pheasant Run Louisville, Colorado	80027
(Address of principal executive office)	(Postal Code)
(303) 926-4415 (Issuer's telephone number)

1369 Forest Park Circle, Suite 202, Louisville, Colorado 80026
 (former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2009, was $1,447,500.

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 is 100,000,000.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

FELLOWS ENERGY LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of Fellows Energy Ltd. on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results when compared to these forward-looking statements may differ materially from those discussed herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

Company History

Fellows Energy Ltd. was incorporated in Nevada on April 9, 2001 as Fuel Centers, Inc.  In November 2001, the Commission declared effective our registration statement to register 31,185,150, as adjusted, shares of common stock held by our stockholders. We were originally formed to offer business consulting services in the retail automobile fueling industry. During the fourth quarter of 2003, we changed management, and entered the oil and gas business and ceased all activity in the automobile refueling industry. On November 12, 2003, we changed our name to Fellows Energy Ltd. and shifted our focus to exploration for oil and gas in the Rocky Mountain Region. On January 5, 2004, we acquired certain interests in certain oil and gas leases and other interests owned by Diamond Oil & Gas Corporation, a Nevada corporation. Diamond is wholly owned by George S. Young, our CEO, President, and Director. Our common stock is publicly traded and quoted on the Pink Sheets under the symbol “FLWE.PK.”

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

Proven Management Expertise

Our CEO and President George S. Young and our Vice President Steve Prince have experience in operating and growing an oil and gas public company. Mr. Young brings strong leadership and business qualifications, an understanding from having been trained as both an attorney and engineer and 26 years of natural resource industry experience. Mr. Prince brings 23 years of oil and gas industry experience as a petroleum engineer and as a significant contributor to the development of major producing fields in areas of interest to us.

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

Employees

As of April 30, 2009, we have one full-time employee. The majority of development services have been provided to us by the officers and outside, third-party vendors. Currently, there exist no organized labor agreements or union agreements between us and our employees. We do not have employment agreements with any of our employees. We believe that our relations with our employee are good.

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

We Have a History Of Losses Which May Continue, and May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $1,144,000 and $9,316,000 for the years ended December 31, 2008 and 2007, respectively. We cannot assure that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed and If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our acquisition, exploration and production of natural gas from coal bed methane. We anticipate that we will require up to and perhaps in excess of approximately $1,000,000 to fund our continued operations for the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our success depends to a significant extent upon the continued service of Mr. George Young, our President, Chief Executive Officer and a director. Loss of the services of Mr. Young could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Mr. Young. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

As of April 30, 2009, we had 100,000,000 shares of common stock issued and outstanding, convertible debentures issued in June 2005, September 2005 and February 2007 outstanding that may be converted into an estimated 8,743,942 shares of common stock and outstanding warrants issued in June and September 2005, and February 2007 to purchase 1,766,667 shares of common stock. To the extent registered pursuant to our registration statements, all of these shares are issuable upon conversion of the June and September 2005, and February 2007 debentures and upon exercise of our June and September 2005 and February 2007 warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

Between 2005 and 2007, we entered into Securities Purchase Agreements for the sale of an aggregate of $9,323,700 principal face amount of secured convertible debentures, of which $983,139 remains outstanding, and for which we are negotiating to pay $160,000 in a final settlement. The secured convertible debentures were due and payable, with interest, as of December 31, 2007, and have not been converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal when due, our failure to issue shares of common stock upon conversion by the holder, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could have required early repayment of the convertible debentures, including default interest on the outstanding principal balance of the convertible debentures if the default is not cured with the specified grace period. If we are required to repay the convertible debentures, as opposed to converting the amount into shares of our common stock, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 206 Pheasant Run, Louisville, CO 80027, and our telephone number is (303) 926-4415. In exchange for administrative services, we pay no rent for the 300 square foot suite we occupy. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. In addition, we have the following oil and gas properties in connection with our principal business activities:

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

After several months of production and workover efforts, as of June 2007, we decided it was in the best interest of the Company to sell our ownership in the Carbon County project.  The decision was made to sell this project after considering our required outstanding debenture obligations, the prospect of paying off a significant portion of our debt, as well as record a gain on the sale.  Subsequently, on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $202,220 as of December 31, 2007.  During the period ended December 31, 2008, this amount was in dispute by Thunderbird, and we therefore set an allowance against this amount, and wrote it off as of December 31, 2008.

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

As previously mentioned, we have signed a joint venture agreement with JMG Exploration to drill our Weston County and Gordon Creek projects. This agreement was amended in June 2005 and we assigned the remaining 50% interest in the Gordon Creek project to JMG Exploration, subject to our rights to reacquire such interest for $390,000 which has been exercised.  As of December 2006 Thunderbird, our partner in the Carbon County project, negotiated the purchase of JMG's half of the Weston and Gordon Creek projects.

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

 On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the notes receivable owed to us, as mentioned in above.  The settlement agreement releases all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payment was due and payable on October 15, 2007, and payable on the 15th of each month thereafter until paid in full.  As of December 31, 2008, the full amount has been paid.

 On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing which provides for the issuance of the equivalent of $200,000 in common stock should an increase in authorized shares become effective, or $200,000 in stock in cash in the event we enter into a merger with a third party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the Pink Sheets under the symbol "FLWE". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)

Fiscal Year 2006
First Quarter	0.60	0.30
Second Quarter	0.44	0.15
Third Quarter	0.43	0.14
Fourth Quarter	0.19	0.07

Fiscal Year 2007
First Quarter	0.10	0.03
Second Quarter	0.09	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.06	0.02

Fiscal Year 2008
First Quarter	0.03	0.02
Second Quarter	0.02	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Fiscal Year 2009
First Quarter	0.01	0.01
Second Quarter (1)	0.01	0.01

 (1) As of April 30, 2009

Holders

As of April 30, 2009, we had approximately 87 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119.

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

 Recent Activity

The operations we plan for the balance of 2009 include exploring leases on our remaining projects, development drilling on the Bacaroo acreage, seeking to acquire and explore additional property, and implementing production on one or more of our projects. Our goal is to discover and produce substantial commercial quantities of oil and gas, including coalbed methane, although no assurances can be given that commercial quantities are available, if at all.

In addition, we commenced in the fourth quarter of 2008 to investigate the possibility of acquiring interests in renewable energy projects in latin America to compliment our oil and gas activities.   In furtherance of this, we have negotiated for the possible acquisition of a holding company in Argentina, Grupo Minero Aconcagua, SA, and for the possible option of two geothermal projects.   The contracts and negotiations for such options are still under final negotiations, but the Company remains optimistic that it can complete such transactions and that such transactions can add value to the Company and its operations.

Liquidity and Capital Resources

In 2008, we incurred a loss of approximately $1,144,000. At December 31, 2008, we had zero cash and cash equivalents, and no other current assets.  Our current liabilities were $3,098,000, including accounts payable and the current portions of interest payable, notes payable and convertible debentures payable.

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

The New Debentures were paid in full in cash on August 6, 2007 in connection with the sale of the Company's interest in the Carbon County project.

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

Subsequently on August 6, 2007, we entered into a purchase and sale agreement pursuant to which we sold our interests in the Carbon County project for total consideration of $3.0 million The purchase was consummated via the assumption of and payment on various debts owed by the Company amounting to $2,763,000, with the remainder held as a note receivable in the amount of $237,000.  Which amount was in dispute during the period ended December 31, 2008, for which we established an allowance against this amount and wrote it off as of December 31, 2008.

During the year ended December 31, 2007, we had gross revenues of $108,000 from our Carbon County project.

Revenues. For the year ended December 31, 2008, we had no revenues compared to $31,000 in 2007.

Operating Expenses.  Operating expenses for 2008 were approximately $416,000 as compared to $7,410,000 for 2007.  These expenses primarily consisted of the following:

 In 2008, Our general and administrative expense were approximately $416,000, which included in legal, consultant, and audit fees, and other costs including rent, insurance, payroll, payroll taxes, travel, and stock issuance costs.

Interest Expense. Our 2008 interest expense was approximately $528,000, down by $1,737,000 from 2007 of $2,265,000 which is due to prior year convertible debenture related interest, issuance cost, and discount expense incurred in 2006.

Other Expenses.  We also recorded approximately $200,000 in expenses primarily relating to the write-off of the remaining receivable disputed by Thunderbird Energy from the sale of the Carbon County project.

Net Income or Loss.  For the year ended December 31, 2008, our net loss from operations was $1,144,000.  For the year ended December 31, 2007, we had a net loss of $9,313,217 from operations and $2,815 from our discontinued operations.

ITEM 7.  FINANCIAL STATEMENTS.

FELLOWS ENERGY LTD.

Fellows Energy Ltd.
Balance Sheets

	Year Ended
	December 31,
	2008	2007
Assets
Cash and cash equivalents	$—	$3,654
Accounts receivable	—	202,220
Settlement receivable	—	243,104
Total current assets	—	448,978

Unproved oil & gas property	1,034,870	951,140
Equipment, net of $61,232 and $44,387 accumulated depreciation respectively	26,027	42,871
Restricted cash	—	160,000

Total assets	$1,060,897	$1,602,989

Liabilities And Stockholders’ Equity
Accounts payable	$522,131	$395,147
Other accrued liabilities	175,419	230,838
Taxes payable	7,088	3,564
Interest payable	365,700	291,100
Notes payable	44,521	393,381
Convertible debenture	1,983,139	2,253,139

Total current liabilities	3,097,998	3,567,169

Interest payable – related party	775,826	358,234
Notes payable – related party	3,406,858	2,753,573

Stockholders’ equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 100,000,000 and 100,000,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	20,302,435	20,328,962
Stock pledged as collateral	(26,526)	(53,053)
Accumulated deficit	(26,595,694)	(25,451,896)

Total stockholders’ equity	(6,219,785)	(5,075,987)

Total liabilities and stockholders’ equity	$1,060,897	$1,602,989

See accompanying notes.

Fellows Energy Ltd.
Statements of Operations

	Year Ended
	December 31,
	2008	2007

Revenue	$—	$31,169

Operating expense
Exploration and production	—	6,918
General and administrative	416,318	1,276,678
Relinquishment of property	—	6,126,262

	(416,318)	(7,378,689)

Other income (expense)
Interest expense	(528,244)	(2,265,417)
Gain (loss) on extinguishment of debt	—	(958,152)
Miscellaneous income (expense)	(199,236)	(321,178)
Total other expense	(727,480)	(3,544,747)

Loss from continuing operations before income tax	(1,143,798)	(10,923,436)

Income tax expense	—	—
Deferred tax benefit	—	—

Loss from continuing operations	$(1,143,798)	$(10,923,436)

Revenue from discontinued operations	—	108,344
Expenses from discontinued operations	—	(111,159)
Gain on sale of property	—	1,610,299

Loss from discontinued operations	—	1,607,484

Net loss	$(1,143,798)	$(9,315,952)

Basic and diluted loss per share	$(0.01)	$(0.10)
Basic and diluted weighted average shares outstanding	100,000,000	96,925,784

See accompanying notes.

Fellows Energy Ltd.
Statements of Changes in Stockholders’ Equity
December 31, 2008

			Additional	Stock
	Common Stock		Paid-In	Obligation/	Accumulated
	Shares	Amount	Capital	Pledged	Deficit	Total

Balance, December 31, 2006	73,447,619	$73,447	$18,484,181	$(124,629)	$(16,135,944)	$2,297,055

Issue 1,075,343 shares for debenture redemption	1,075,343	1,076	64,627	—	—	65,703
Issue 2,000,000 shares in professional fees for restructuring debentures	2,000,000	2,000	118,000	—	—	120,000
Issue 118,057 shares for debenture redemption	118,057	118	7,095	—	—	7,213
Issue 9,996,547 shares for debenture restructuring	9,996,547	9,997	598,435	—	—	608,432
Issue 5,454,546 shares for debenture restructuring	5,454,546	5,455	484,455	—	—	489,909
Issue 1,449,825 shares for debenture restructuring	1,449,825	1,450	129,034	—	—	130,484
Issue 6,458,063 shares for debenture restructuring	6,458,063	6,458	574,767	—	—	581,225
Mark to market of shares held as collateral	—	—	(131,632)	71,576	—	(60,056)
Comprehensive loss	—	—	—	—	(9,315,952)	(9,315,952)

Balance, December 31, 2007	100,000,000	$100,000	$20,328,962	$(53,053)	$(25,451,896)	$(5,075,987)

Mark to market of shares held as collateral			(26,526)	26,526	—	—
Comprehensive loss	—	—	—	—	(1,143,798)	(1,143,798)

Balance, December 31, 2008	100,000,000	$100,000	$20,302,435	$(26,526)	$(26,595,694)	$(6,219,785)

See accompanying notes.

Fellows Energy Ltd.
Statements of Cash Flows

	Year Ended
	December 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(1,143,798)	$(9,315,952)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of projects	—	(1,610,299)
Gain on extinguishment of debt	—	(244,466)
Expenses paid with stock issuance	—	1,202,617
Expenses paid with stock issuance obligation	—	—
Debt issue costs and discount amortization	—	1,746,925
Depreciation	16,844	82,050
Unproved oil and gas property relinquishment	—	6,429,688
Changes in operating assets and liabilities:
Receivables	445,323	157,826
Interest payable	492,192	288,815
Accounts payable & other liabilities	75,090	268,595
Net cash provided by (used in) operating activities	(114,349)	(994,201)

Cash flow from investing activities:
Proceeds from sale of property	—	34,780
Deposits	—	—
Unproved oil and gas property additions	(83,730)	(13,957)
Restricted Cash	160,000	—
Disposition of equipment	—	12,779
Net cash used in investing activities	76,270	33,602

Cash flow from financing activities:
Proceeds from issuance of convertible debenture	—	714,500
Discount on convertible debenture	—	(429,000)
Payments on convertible debenture	(270,000)	—
Borrowings on note payable	653,285	1,117,537
Payments on notes payable	(348,860)	(618,710)
Net cash provided by financing activities:	34,425	784,327

Net decrease in cash and equivalents	(3,654)	(176,272)
Cash and equivalents at beginning of period	3,654	179,926

Cash and equivalents at end of period	$—	$3,654

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$16,825	$72,533
Non cash:
Convertible debenture paid with stock issuance	$—	$681,350
Legal and advisory services in exchange for stock issuance obligation	$—	$120,000
Fees paid with stock	$—	$1,202,618

See accompanying notes.

Fellows Energy Ltd.
Notes to Financial Statements
December 31, 2008

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

 The accompanying financial statements for the periods of December 31, 2008 and 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). These should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as the 10-Q for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. In our opinion, we have included all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the quarters presented are not necessarily indicative of the results that you may expect for the full year.

The Company’s efforts have been principally devoted to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources. As shown in the accompanying financial statements, we have incurred operating losses since inception. As of December 31, 2008, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, we had no cash, and approximately $4,000 in cash equivalents respectively.

Restricted Cash

Restricted cash is cash balances held in the form of bank certificates of deposit, and with the state of Utah as a reclamation bond. At December 31, 2008 and 2007, we had none and $160,000 of restricted cash was on deposit with custodians to secure reclamation of oil and gas property, respectively.

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

Investment in Oil and Gas Property

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2008.

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

Impairment of Unproved (Non-Producing) Properties

Unproved properties are assessed periodically, and at least annually, to determine whether or not they have been impaired. We provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2007, we took a write down on our Gordon Creek and Weston County projects in the amounts of $2,085,528 and $1,929,752 respectively, in accordance with FAS 19.   In determining an impairment of the unproved properties, we considered such factors our commitment of project personnel and cost being incurred to develop as well as the existence of our active agreements with our venture partners and others, as well as the projected undiscounted cash flows from the projects. The Company did not surrender or abandon any of its unproved properties during the year ended December 31, 2008.

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

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas property in the balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations are accrued in the balance sheets, and are excluded from ceiling test calculations. Our asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method.  At December 31, 2008, the Company had no asset retirement obligation or related accretion expense.

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

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period. We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period. For the period ended December 31, 2008, all weighted average shares outstanding have been included in the calculation. The Company had no stock-option or warrant obligations that were dilutive as of December 31, 2008.

Comprehensive Loss

We apply Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement. The Company had zero unrealized gains or losses as of December 31, 2008 and 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes – In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted these new requirements as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have evaluated the impact of FIN 48, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

Fair Value Measurements – In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. In February 2008, the FASB issued Staff Position No. FAS 157-2.  That guidance proposed a one year deferral of the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008, we adopted SFAS No. 157 with the one-year deferral for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows.  Beginning January 1, 2009, we expect to adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis.  While we are in the process of evaluating this standard with respect to its effect on non- financial assets and liabilities, we have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

The Fair Value Option for Financial Assets and Financial Liabilities – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and was applicable beginning in the first quarter of 2008. The adoption of the provisions of SFAS 159 did not have a material effect on our financial position, results of operations, or cash flows.

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

Effective the date of the Company’s restructure of certain of its debentures on February 15, 2007, the Board of Directors of the Company elected to cancel all outstanding stock options, as they had been significantly "out of the money" and worthless as valued under the black-scholes option value pricing model since December, 2005 (See Note 9).  Therefore, all the options in the plan have been returned to the treasury of the option plan.

Note 2 – Going Concern

As shown in the accompanying financial statements, we have incurred significant operating losses since inception and previously incurred a loss on our discontinued automotive fuel business. As of December 31, 2008, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Note 3 – Settlement Receivable

 In August and September 2005 as part of our earn-in arrangement, we agreed to advance Mountain Oil and Gas a total of $66,000 for purposes of working capital in exchange for oilfield and rig services.  Originally this balance was classified as a deposit, and has since been reclassified. As indicated in the agreement, in the event that sufficient services were not performed, the amount would convert to a loan, 12% per annum, commencing February, 2006.  The amount was secured with field equipment including a pumping unit, engine, treater, and rods.

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

 On October 15, 2007, we entered into a settlement agreement with Creston Resources Ltd (successor in interest to Mountain Oil and Gas, Inc.) to settle the advances owed to us.  The settlement agreement released all claims by either party except; $83,358 as consideration for oil sales on the 1-34B well payable to us, and a promissory note for the amount of $300,000 payable to us without interest (except in case of default) in twelve equal monthly installments of $25,000.  The first payments commenced on October 15, 2007, and remained payable on the 15th of each month thereafter.  As of December 31, 2008, the full $300,000 had been paid.

Note 4 – Notes Payable

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. The parties further acknowledge that the Company has issued all of its authorized shares and that such warrants would not be exercisable only if an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of December 31, 2008, we owed $45,000 on the note.

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

As of December 31, 2008, we owed two unsecured notes of $2,806,858 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum, respectively, compounded daily to an entity controlled by our CEO.  As of December 31, 2008, the accrued interest was $775,826.

Notes Payable	December 31,
	2008	2007
Notes payable current portion
Note for project development - Dec 2006	45,000	393,000

Notes payable long term portion
Note from related party	3,407,000	2,754,000

Note 5 – Convertible Debentures

On June 4, 2004, we entered into a financing arrangement whereby we issued a convertible debenture with a conversion price of $1.25 per share of common stock, subject to anti-dilution adjustments. The offering resulted in gross proceeds prior to the deduction of fees and costs, of approximately $1,000,000, with 8% simple interest. In connection with the placement, we also issued warrants to purchase an aggregate amount of up to 400,000 shares at $1.50 per share, which have expired. The net proceeds from the offering were used for working capital needs and other general corporate purposes.  As of December 31, 2008, the debentures and accrued interest due was $1,365,700.

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

The New Debentures were paid in full in cash on August 6, 2007 in connection with the sale of the Company's interest in the Carbon County project.

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

    We issued no stock during the second, third, or fourth quarter of 2008, as all authorized stock is issued and outstanding.

Note 7 – Related Party Transactions

At December 31, 2008, we owed two unsecured notes of $2,806,858 and $600,000. The notes accrue interest at a rate of 10% and 18% per annum compounded daily to an entity controlled by our CEO.  As of December 31, 2008, accrued interest was $775,826.

 In 2006, we obtained $1.25 million in industry partner financing to carry the Creston project forward.  The repayment of the $1.25 million in financing is secured with 1.6 million shares of restricted stock held in escrow and is personally guaranteed by George S. Young, our CEO, and by his private company, Diamond Oil and Gas Corporation.  On May 31, 2007, we refinanced this note to lower the monthly payments from $90,000 to $45,000 and extend the due date until June 1, 2008.  In exchange for this, we agreed to relinquish a 4% working interest in the Bacaroo project and issue 3,600,000 warrants upon an increase in the authorized common stock of the Company.  The terms of the warrants remained unformalized, and as such, we could not place a value on such warrants as of June 30, 2007. Furthermore, the Company has issued all of its authorized shares and that such warrants would not be exercisable unless and until an increase in the authorized shares occurs. The interest rate on this note is 18% per annum.  As of December 31, 2008, we owed $45,000 on the note.

Note 8 – Property Reserves (Unaudited)

As of December 31, 2008, we did not have any proved reserves, nor did we in closing out 2007, due to the sale of our Carbon County project in mid 2007.

Undeveloped Acreage

The below table summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2008 and 2007.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves.  Developed acres are acres that are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acres are the sum of our fractional interests owned in the gross acres.  The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  In certain leases, our ownership is not the same for all depths.  The net acres in these leases are calculated using the greatest ownership interest at any depth.  Generally, this greater interest represents our ownership in the primary objective formation.

	At December 31, 2008				At December 31, 2007
Summary of Acreage	Undeveloped acres		Developed acres		Undeveloped acres		Developed acres
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utah	5,242	1,592	—	—	5,242	1,592	―	―
Wyoming	19,290	9,645	—	—	19,290	9,645	—	—
Colorado	3,440	3,440	—	—	3,440	3,440	—	—

Total acres	27,972	14,677	—	—	27,972	14,677	―	―

Note 9 – Income Tax

At December 31, 2008, we have available for federal income tax purposes a net operating loss carryforward of approximately $14,500,000, expiring at various times through 2028 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $4,900,000 at December 31, 2008. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(4,900,000) has been provided for the deferred tax assets. The following table reports our carryforwards and the related deferred tax assets by year through December 31, 2008:

Year	NOL carryforward	Deferred tax asset

2001	$10,241	$3,481
2002	21,560	7,330
2003	122,915	41,791
2004	3,138,118	1,066,960
2005	1,957,800	665,700
2006	5,301,500	1,802,500
2007	3,260,583	1,108,598
2008	671,050	228,157
Less: valuation allowance	—	(4,924,517)

Totals:	$14,483,767	$—

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

 On October 19, 2007, we entered into a settlement agreement with Alpha Capital in connection with the May 2005 equity financing. Pursuant to the terms of the settlement, the Company owes Alpha Capital $200,000 due and payable no later than February 15, 2008 or upon the Company’s merger with a third party. Should such amount not be paid at that time, the creditor has the right to convert the outstanding amount owed into equity at a 15% discount of the last 30 day average trading price. Should the creditor not choose to convert the obligation into equity, the obligation reverts to a note payable at the rate of 18% per annum.

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

During the two fiscal years ended December 31, 2006 and 2005, and through February 18, 2008, (i) there were no disagreements between the Company and Mendoza Berger and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mendoza Berger and Company would have caused Mendoza Berger and Company to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for Mendoza Berger and Company’s report on the Company's December 31, 2006 financial statements dated April 17, 2007, except for Note 2, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Mendoza Berger and Company’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended December 31, 2005 and 2006 and through February 18, 2008, there were no reportable events.

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

The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

By: /s/ George S. Young	By: /s/ Brooke E. Horspool
George S. Young, President	Brooke E. Horspool
Chief Executive Officer	Chief Financial Officer
April 30, 2009	April 30, 2009

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
George S. Young	57	Chairman, Chief Executive Officer and President
Steven L. Prince	50	Vice President and Director
Brooke E. Horspool	34	Chief Financial Officer

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

George S. Young

On January 5, 2004, our board of directors appointed Mr. Young as our President, Chief Executive Officer and Chairman of the board of directors. Mr. Young is an experienced business executive in the mining and petroleum industries. He is an attorney and engineer by profession, and began his legal career in the law department of Exxon Company USA. Mr. Young also worked at Kennecott Copper Corporation as a metallurgical engineer involved in the construction and start-up of a new copper smelter. From 1998 to 2002, Mr. Young practiced natural resource law in Salt Lake City, Utah. Prior to that Mr. Young was the President of Oro Belle Resources Corporation in Golden, Colorado from 1996 to 1998. Previous positions also include General Counsel and Acting General Manager for the Intermountain Power Project, a $4.4 billion coal-fired power project; Domestic Minerals Division Counsel for Getty Oil Company; and General Counsel for Bond International Gold, Inc., Director of Palladon Ventures Ltd., a British Columbia corporation which trades on the TSX Venture Exchange under the trading symbol PLL.V, and International Royalty Corporation, a company listed on the Toronto Stock Exchange and the American Stock Exchange. Mr. Young is the sole owner, officer and director of Diamond Oil & Gas Corporation, a privately held Nevada corporation. He holds a B.Sc. in Metallurgical Engineering, which he earned in 1975 from the University of Utah and a J.D. degree, which he earned in 1979 from the University of Utah. Mr. Young is a member of the Society of Mining Engineers, and the state bars of Utah, Colorado and Texas.

Steven L. Prince

As of January 5, 2004, our board of directors appointed Mr. Prince as our Vice President and a member of our board of directors. Mr. Prince is a petroleum engineer with over 23 years of operating experience in conventional oil and gas drilling and in coal bed natural gas drilling and field development. Prior to joining Fellows Energy, Mr. Prince had been the Senior Petroleum Engineer for the Navajo Nation of Indians. From 2001 to 2003, Mr. Prince was the Operations Manager for Coal Bed Methane Production Consultants. From 1997 to 2002, he served as Executive Director of the Castle Valley Gas Producers Council, a gas industry trade association. Previous positions also include Drilling Engineer for Shell Western Exploration & Production; Operations Manager and Engineering Manager for River Gas Corporation, Facilities Engineer for Atlantic Richfield Co., and Production Engineer for Amoco Production Co.  Mr. Prince is a member of the Society of Petroleum Engineers.  Mr. Prince received his B.S. in Petroleum Engineering with honors from Montana College of Mineral Science and Technology in 1987.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2008, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We filed our code of ethics as an exhibit to a previous SEC filing. We incorporate it by reference as an exhibit to this Form 10-K.

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

Summary Compensation Table
Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George S. Young, CEO, Principal Executive Officer	2008	$	―							―
George S. Young, CEO, Principal Executive Officer	2007		$20,000							$20,000
Steven Prince, VP of Operations	2008		―							―
Steven Prince, VP of Operations	2007		$45,000							$45,000
Brook E. Horspool, Chief Financial Officer	2008		―							―
Brook E. Horspool, Chief Financial Officer	2007		$2,000							$2,000

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

Employment Agreements with Executive Officers

None.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.  A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.  Directors did not receive any compensation for their services during fiscal year 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 30, 2009:

· by each person who is known by us to beneficially own more than 5% of our common stock;
· by each of our officers and directors; and
· by all of our officers and directors as a group.

NAME AND ADDRESS		NUMBER OF		PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)		CLASS (2)

George S. Young	Common Stock	3,500,000	(3)	3.5%
370 Interlocken Blvd, Suite 400
Broomfield, CO 80021

All Officers and Directors	Common Stock	3,500,000	(3)	3.5%
As a Group (2 persons)

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 100,000,000 shares of common stock outstanding as of April 30, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $100,000 and $15,600, respectively.

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

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2008 and 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLOWS ENERGY LTD.

Date: April 30, 2009	By: /s/ GEORGE S. YOUNG
George S. Young
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ GEORGE S. YOUNG George S. Young	Chief Executive Officer, President and Chairman of the Board	April 30, 2009

By: /s/ BROOKE E. HORSPOOL Brooke E. Horspool	Chief Financial Officer	April 30, 2009